Form 10QSB
period 1995-03-31
ZACHARY BANCSHARES INC
filed 1995-05-10
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549



                               FORM 10 - QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For the Quarter ended March 31, 1995   Commission File Number
0-13397


                         Zachary Bancshares, Inc.

          (Exact name of registrant as specified in its charter)


           Louisiana                                72-0981148

  (State of or other jurisdiction            (I.R.S. Employer
Incorporation
      of organization)                          or Identification
No.)

          4700 Main Street
          Post Office Box 497
          Zachary, LA                                 70791-0497

  (Address of principal executive office)              (Zipcode)

Registrant's telephone number, including area code   504 654 2701


                                     NONE

              (Former name, former address and former fiscal
                     year of change since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $10 par value, 193,667 shares outstanding as of March 31,
1995.

                            I N D E X



Part I - Financial Statements:

  Consolidated Balance Sheets -
    March 31, 1995, December 31, 1994 and March 31, 1994       2

  Consolidated Statements of Income -
    for the three months ended March 31, 1995 and 1994         3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 1995 and 1994         4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 1995 and 1994        5-6

  Notes to Consolidated Financial Statements                  7-10

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                  11-12

Part II - Other Information                                    13

  Signatures                                                   14

  Exhibit 15 - Report of Independent Accountant              15-16

  Management's Responsibility for Financial Reporting        17-18

                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
           March 31, 1995, December 31, 1994 and March 31, 1994

                                  ASSETS

                                   (UNAUDITED)
(UNAUDITED)
                                    MARCH 31,   DECEMBER 31,
MARCH 31,
                                      1995          1994
1994
Cash and Due from Banks            $ 2,897,855   $ 2,592,065  $
3,249,258
Reserve Funds Sold                   4,300,000     2,100,000
4,100,000
Securities:
  Held for Investment (Fair
    Value $-0-, $-0- and
    $18,116,000)                   $    -        $    -
$18,150,046
  Held for Sale (Fair Value
    $29,962,977, $31,162,869
    and $17,390,812)                29,225,343    29,685,000
17,181,667
                                   $29,225,343   $29,685,000
$35,331,713
Loans                              $29,908,522   $28,241,397
$21,748,183
  Less:  Allowance for Loan Losses    (828,579)     (820,000)
(829,855)
                                   $29,079,943   $27,421,397
$20,918,328
Bank Premises and Equipment            915,496       909,465
974,878
Other Real Estate                      563,369       563,369
710,880
Accrued Interest Receivable            448,659       553,417
501,244
Other Assets                           377,296       583,333
248,461
      Total Assets                 $67,807,961   $64,408,046
$66,034,762



                                LIABILITIES
Deposits:
  Noninterest Bearing              $11,836,607   $12,192,031
$10,672,064
  Interest Bearing                  49,179,263    46,212,790
48,732,594
                                   $61,015,870   $58,404,821
$59,404,658
Accrued Interest Payable               143,051       125,111
109,093
Other Liabilities                      303,994       199,643
310,352
      Total Liabilities            $61,462,915   $58,729,575
$59,824,103

                           STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares,
  Respectively                     $ 2,160,000   $ 2,160,000  $
2,160,000
Surplus                              1,480,000     1,480,000
1,480,000
Retained Earnings                    3,638,545     3,460,525
3,155,355
Unrealized Gain (Loss) on Securities
  Available for Sale, Net             (486,839)     (975,394)
(138,036)
Treasury Stock - 22,333 Shares,
  at Cost                             (446,660)     (446,660)
(446,660)
      Total Stockholders' Equity   $ 6,345,046   $ 5,678,471  $
6,210,659


      Total Liabilities and
        Stockholders' Equity       $67,807,961   $64,408,046
$66,034,762


See accountant's report and accompanying notes.

Zachary Bancshares, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF INCOME

          for the three months ended March 31, 1995 and 1994



                                                     (UNAUDITED)
                                                       MARCH 31,

                                                  1995        1994

Interest Income:
  Interest and Fees on Loans                   $  608,464  $
463,780

  Interest on Securities                          474,091
479,959

  Other Interest Income                            64,347
35,261
      Total Interest Income                    $1,146,902  $
979,000
Interest Expense on Deposits                      424,187
324,287
      Net Interest Income                      $  722,715  $
654,713
Provision for Loan Losses                           -           -

      Net Interest Income after
        Provision for Loan Losses              $  722,715  $
654,713

Other Income:
  Service Charges on Deposit Accounts          $  128,764  $
130,282
  Gain on Securities                              (11,537)
17,813
  Other Operating Income                           16,745
16,718
      Total Other Income                       $  133,972  $
164,813


      Income before Other Expenses             $  856,687  $
819,526

Other Expenses:
  Salaries and Employee Benefits               $  320,197  $
310,536
  Occupancy Expense                                38,962
38,971
  Net Other Real Estate Expense                     5,693
2,580
  Other Operating Expenses                        226,403
215,823
      Total Other Expenses                     $  591,255  $
567,910


      Income before Income Taxes               $  265,432  $
251,616
Applicable Income Taxes                            87,412
93,000
      Net Income                               $  178,020  $
158,616




Per Share:
  Net Income                                   $      .92  $
.82






See accountant's report and accompanying notes.
                                   3
                Zachary Bancshares, Inc. and Subsidiary

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          for the three months ended March 31, 1995 and 1994








                                                     (UNAUDITED)
                                                       MARCH 31,

                                                  1995        1994


Common Stock:
  Balance - Beginning and End of Period        $2,160,000
$2,160,000




Surplus:
  Balance - Beginning and End of Period        $1,480,000
$1,480,000





Retained Earnings:
  Balance - Beginning of Period                $3,460,525
$2,996,739
  Net Income                                      178,020
158,616

  Balance - End of Period                      $3,638,545
$3,155,355




Net Unrealized Gain (Loss) on Securities
  Available for Sale:
    Balance - Beginning of Period              $ (975,394) $
128,363
      Net Change in Unrealized Gain (Loss)
        on Securities Available for Sale          488,555
(266,399)

  Balance - End of Period                      $ (486,839) $
(138,036)




Treasury Stock:
  Balance - Beginning and End of Period        $ (446,660) $
(446,660)








See accountant's report and accompanying notes.
                                   4
                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

          for the three months ended March 31, 1995 and 1994




                                                    (UNAUDITED)
                                                      MARCH 31,

                                                 1995         1994


Cash Flows From Operating Activities:
  Net Income                                 $   178,020  $
158,616
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities:
      Provision for Loss on Other Real
        Estate                                     -
3,300
      Provision for Depreciation and
        Amortization                              29,355
30,830
      Amortization (Accretion) of
        Securities Premiums (Discounts)           17,578
55,688
      Gain on Sale of Securities                  11,537
(17,813)
      Gain on Sale of Other Real Estate            -
(720)
      (Increase) Decrease in Interest
        Receivable                               104,758
(25,854)
      (Increase) Decrease in Other Assets        (45,643)
135,024
      Increase (Decrease) in Interest
        Payable                                   17,940
2,470
      Increase (Decrease) in Other
        Liabilities                              104,351
77,284
          Net Cash Provided by Operating
            Activities                       $   417,896  $
418,825

Cash Flows From Investing Activities:
  Net Decrease in Reserve Funds Sold         $(2,200,000) $
(600,000)
  Purchases of Securities                          -
(3,041,875)
  Proceeds from Maturities of Securities         153,277
2,279,968
  Proceeds from Sales of Securities            1,017,500
1,017,813
  Net Decrease in Loans                       (1,658,546)
(887,003)
  Purchases of Premises and Equipment            (35,386)
(48,664)
  Proceeds from Sales of Other Real Estate         -
56,066
          Net Cash Used in Investing
            Activities                       $(2,723,155)
$(1,223,695)








                              (CONTINUED)
                                   5
                                                     (UNAUDITED)
                                                      MARCH 31,

                                                 1995         1994


Cash Flows From Financing Activities:
  Net Increase in Demand Deposits,
    NOW Accounts and Savings Accounts        $ 1,009,953  $
1,613,300
  Net Increase (Decrease) in Certificates
    of Deposit                                 1,601,096
(5,238)
          Net Cash Provided by Financing
            Activities                       $ 2,611,049  $
1,608,062


Increase in Cash and Due from Banks          $   305,790  $
803,192

Cash and Due from Banks - Beginning of
  Period                                       2,592,065
2,446,066

Cash and Due from Banks - End of Period      $ 2,897,855  $
3,249,258






Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                  $    -       $    -




    Increase (Decrease) in Unrealized
      Gain (Loss) on Securities Available
      for Sale                               $   740,235  $
(403,634)



    Increase (Decrease) in Deferred Tax
      Effect on Unrealized Gain on
      Securities Available for Sale          $   251,680  $
(137,235)



    Cash Payments for:
      Interest Paid on Deposits              $   406,247  $
321,818















See accountant's report and accompanying notes.
                                   6
                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        March 31, 1995 and 1994



Note A - Summary of Significant Accounting Policies -
    The accounting principles followed by Zachary Bancshares, Inc.
and
  its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting
  principles and have been applied on a consistent basis. The princi-
  ples which significantly affect the determination of financial posi-
  tion, results of operations, changes in stockholders' equity and cash flows are summarized below.

  Principles of Consolidation
    The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the Company), and its wholly-owned subsid-
  iary, Bank of Zachary (the Bank). All material intercompany accounts and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

  Securities

    Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regard-
  less of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, com-
  puted by various methods approximating the interest method over their contractual lives.

    Securities classified as available for sale are those debt securi-
  ties that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors,
  including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs,
  regulatory capital considerations, and other similar factors.
Secu-
  rities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stock-holders' equity, net of the related deferred tax effect.
Realized
  gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank does not engage
  in trading activities.





                                   7

  Loans
    Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using
  the sum-of-the-digits method, which does not differ materially from the interest method.

    The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. If the underlying collateral value is sufficient to cover the principal balance and accrued interest, the Bank may decide to continue the accrual of interest.

    The Financial Accounting Standards Board has issued Statement
No.
  114, "Accounting by Creditors for Impairment of a Loan", which was adopted by the Bank on January 1, 1995. The Statement generally requires impaired loans to be measured on the present value of ex-
  pected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
  A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accor-
  dance with the terms of the loan agreement. The effect of this statement on the financial statements of the Bank is immaterial. Allowance for Loan Losses
    The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan port-folio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include man-
  agement's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process;
expecta-
  tions of future economic conditions and their impact on particular borrowers; and other judgmental factors.

    The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current esti-
  mates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is un-
  likely. Recoveries are credited to the allowance at the time of recovery.






                                   8

  Bank Premises and Equipment
    Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated
  useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

    The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capital-
  ized.

  Other Real Estate
    Other real estate is comprised of properties acquired through fore-
  closure or negotiated settlement. The carrying value of these prop-
  erties is lower of cost or fair market value. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required
  are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

  Income Taxes

    The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabili-
  ties are recognized for taxable temporary differences. Temporary dif-
  ferences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax as-
  sets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed
  individually by Company in accordance with state statutes.

  Earnings per Common Share

    The computation of earnings per share and other per share
amounts
  of common stock is based on the weighted average number of shares of
  common stock outstanding during each year, which is 193,667 in
1995
  and 1994.
                                   9
  Statements of Cash Flows

    For purposes of reporting cash flows, cash and due from banks in-
  cludes cash on hand and amounts due from banks (including cash items in process of clearing).

  Current Accounting Developments

    In December, 1991, the Financial Accounting Standards Board issued
  Statement No. 107, "Disclosures about Fair Value of Financial
Instru-
  ments." This statement requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not
  such instruments are recognized in the balance sheet. As it relates to the Company, financial instruments include primarily cash equiva-
  lents, securities, loans, and deposits. SFAS No. 107 must be adopted by the Company no later than July 1, 1995.

                Zachary Bancshares, Inc. and Subsidiary

                        MANAGEMENT'S DISCUSSION

                            March 31, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi-cant changes in income and expenses in relation to the changes in fi-nancial position for the three months ended March 31, 1995 and 1994.
This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a materi-al impact on future operating results, liquidity or capital.


FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995 OVER 1994

NET INCOME

Net Income for the three month period ended March 31, 1995 as compared
to the respective period in 1994 increased $19,404 or 12% to
$178,020
from $158,616. The increase is attributable to increased interest rate income.

INTEREST INCOME

Interest Income for the three month period ended March 31, 1995 is $1,146,902, a 17% increase over the same period in 1994. The interest
income increase resulted from the Corporation's asset mix
reallocation
from lower yielding securities to higher rate loans.  The
subsidiary's
loan portfolio increased 37% and the investment portfolio decreased
17%
in the time period under consideration.

INTEREST EXPENSE

Interest Expense for the quarter ended March 31, 1995 was $424,187, a
34% increase over the same quarter in 1994. Interest bearing deposits increased 9% from March 1994; therefore, interest rates are responsible for the interest expense change.

PROVISION FOR LOSSES

The Corporation did not make a first quarter provision for loss in
1995
or 1994. The Corporation's Watch List volumes was stable in the last half of 1994 and to date in 1995. Management does not anticipate any unusual Watch List changes. Management remains committed to providing for losses in a timely manner.







                                  11






TOTAL OTHER INCOME

Total Other Income for the time period under consideration decreased
$30,841. The Corporation's income decreased $29,350 from Gain or Loss on Securities Sales transactions in 1995 as compared to the similar period in 1994. The 1995 loss on Security Sales allowed the Corpora-tion to reinvest in assets that will improve future earnings.
Service
Charge Income remains constant.

TOTAL OTHER EXPENSES

Expenses increased 4.1% to $591,255 from $567,910 in 1994.
Employee
benefits increased 3.1% from March 1994 to 1995. Advertising and con-sultant expenses have modestly increased in 1995.

INCOME TAXES

The Corporation is fully taxable at the maximum rate (34%) in both
1995
and 1994 and expect to remain taxable at the current rate throughout
1995.

































                                  12










                                PART II





Item 6.   EXHIBITS AND REPORT

     a.   The following exhibit is filed as a part of this report.


          Exhibit 15 - Report of Independent Accountants





































                                  13










                              SIGNATURES





     Pursuant to the requirement of the Securities and Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZACHARY BANCSHARES, INC.



Date:  May 8, 1995
                                     Harry S. Morris, Jr.
                                     President




                                     Mark Thompson
                                     Treasurer


























                                  14










                              May 2, 1995

                    Independent Accountant's Report



To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of
Zachary Bancshares, Inc. and Subsidiary as of March 31, 1995 and
1994,
and the related Consolidated Statements of Income and Cash Flows for the three month periods then ended all in accordance with standards established by the American Institute of Certified Public Accountants.
     We previously audited and expressed our unqualified opinion in our report dated January 13, 1995, on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1994.
     A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to finan-cial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


                                  15

     Based on our reviews, we are not aware of any material modifica-tions that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted ac-counting principles.
                                Respectfully submitted,

Management's Responsibility for Financial Reporting


     The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting princi-ples and include some amounts that are necessarily based on manage-ment's informed estimates and judgments, with consideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objec-tivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are author-ized and recorded in accordance with established policies and proce-dures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes-sional staff who monitors compliance with and assesses the effective-ness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the in-dependent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management present.

     The financial statements as of December 31, 1994 were examined by
Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of March 31,
1995 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certified
Public Accountants.


                                _______________________________
                                Mark Thompson, Treasurer and
                                Chief Financial Officer