Form 10QSB
period 1995-06-30
ZACHARY BANCSHARES INC
filed 1995-08-14
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549


                             FORM 10 - Q

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

For the Quarter ended June 30, 1995    Commission File Number 2-89559
                         Zachary Bancshares, Inc.
          (Exact name of registrant as specified in its charter)

             Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S.Employer incorporation
        of organizaton)                 or Identification No.)

       4700 Main Street
       Post Office Box 497
       Zachary, Louisiana                      70791-0497
(Address of principal executive office)         (Zipcode)

Registrant's telephone number, including area code     504 654 2701
                                None
              (Former name, former address and former fiscal
                    year if changed since last report)

     Indicate by check mark whether the registant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 1995.













                               I N D E X



Financial Statements:


  Consolidated Balance Sheets - June 30, 1995,
    December 31, 1994 and June 30, 1994                         2


  Consolidated Statements of Income - for the three
    and six months ended June 30, 1995 and 1994                 3


  Consolidated Statements of Changes in Stockholders'
    Equity - for the six months ended June 30,
      1995 and 1994                                             4


  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1995 and 1994           5 - 6


  Notes to Consolidated Financial Statements                  7 - 10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      11 - 12

  Part II - Other Information                                  13

    Signatures                                                 14

    Report of Independent Accountant                         15 - 16

  Management's Responsibility of Financial Reporting           17

                   Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
            June 30, 1995, December 31, 1994 and June 30, 1994
                                  ASSETS
                                 (UNAUDITED)            (UNAUDITED)
                                JUNE 30,   DECEMBER 31,   JUNE 30,
                                 1995        1994          1994
Cash and Due from Banks       $ 2,643,666  $ 2,592,065   $1,903,603
Reserve Funds Sold              2,000,000    2,100,000    2,800,000
Securities:
  Held for Investment (Fair Value
    $   -  , $   -   and,
    $ 16,942,162)             $    -       $   -        $17,118,592
  Held for Sale (Amortized Cost
    $29,451,897, $31,162,870,
    and $17,615,256)           29,269,067   29,685,000   17,060,994
                              $29,269,067  $29,685,000  $34,179,586
Loans                         $31,043,962  $28,241,397  $22,245,431
  Less:Allowance for Loan Losses (820,000)    (820,000)    (829,123)
                              $30,223,962  $27,421,397  $21,416,308
Bank Premises and Equipment       928,767      909,465      959,839
Other Real Estate                 552,168      563,369      590,269
Accrued Interest Receivable       558,096      553,417      497,295
Other Assets                      177,946      583,333      298,156
      Total Assets            $66,353,672  $64,408,046  $62,645,056

                                LIABILITIES
Deposits:
  Noninterest Bearing         $13,238,202  $12,192,031   $10,831,258
  Interest Bearing             45,919,968   46,212,790    45,427,571
                              $59,158,170  $58,404,821   $56,258,829
Accrued Interest Payab            167,631      125,111       105,150
Other Liabilities                 272,786      199,643       266,213
      Total Liabilitie        $59,598,587  $58,729,575   $56,630,192
                          STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively        $ 2,160,000  $ 2,160,000   $ 2,160,000
Surplus                         1,480,000    1,480,000     1,480,000
Retained Earnings               3,682,413    3,460,525     3,187,337
Unrealized Gain (Loss) on Secur-
  ities Available for Sale, Net  (120,668)    (975,394)     (365,813)
Treasury Stock (22,333 Shares
  at Cost)                       (446,660)    (446,660)     (446,660)
   Total Stockholders' Equity $ 6,755,085  $ 5,678,471   $ 6,014,864

      Total Liabilities and
        Stockholders' Equity  $66,353,672  $64,408,046   $62,645,056


See accountant's report and accompanying notes.
                                    2
                     Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED STATEMENT OF INCOME
   for the three and six months ended June 30, 1995 and 1994

                                         (UNAUDITED)              (UNAUDITED)
                                        QUARTER ENDED          SIX MONTHS ENDED
                                           June 30                   June 30
                                     1995         1994         1995        1994
Interest Income:
  Interest and Fees on Loans   $  650,604   $  481,975   $1,259,068  $  945,755
  Interest on Securities          464,934      479,298      939,025     959,257
  Other Interest Income            55,203       25,381      119,550      60,642

     Total Interest Income     $1,170,741   $  986,654   $2,317,643  $1,965,654
Interest Expense on Deposits      458,911      321,170      883,098     645,457

     Net Interest Income       $  711,830   $  665,484   $1,434,545  $1,320,197
Provision for (Recovery of)
  Loan Losses                     (16,169)        -         (16,169)      -

     Net Interest Income After
       Provision for (Recovery
        of) Loan Losses        $  727,999   $  665,484   $1,450,714  $1,320,197

Other Income:
  Service Charges on
    Deposit Accounts           $  136,880   $  128,307   $  265,644  $  258,589
  Gain (Loss) on Securities       (11,413)        -         (22,950)     17,813
  Other Operating Income           11,920       13,268       28,665      29,986

       Total Other Income      $  137,387   $  141,575   $  271,359  $  306,388

       Income before Other
          Expenses             $  865,386   $  807,059   $1,722,073  $1,626,585

Other Expenses:
  Salaries & Employee benefits $  348,643   $  334,870   $  668,840  $  645,406
  Occupancy Expense                43,771       49,634       82,733      88,605
  Net Other Real Estate Expense     -            -            5,693       2,580
 Other Operating Expenses         216,846      205,743      443,249     421,566

       Total Other Expenses    $  609,260   $  590,247   $1,200,515  $1,158,157

    Income before Income Taxes $  256,126   $  216,812   $  521,558  $  468,428

Applicable Income Taxes            86,375       68,375      173,787     161,630

       Net Income              $  169,751   $  148,182   $  347,771  $  306,798

Per Share:
  Net Income                   $      .68   $      .77   $     1.80  $     1.55
  Cash Dividends               $      .65   $      .60   $      .65  $      .60
See accountant's report and accompanying notes.
                                        3

                 Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              for the six months ended June 30, 1995 and 1994



                                                      (UNAUDITED)
                                                        JUNE 30,
                                                   1995        1994

Common Stock:
  Balance - Beginning and End of Period         $2,160,000  $2,160,000



Surplus:
  Balance - Beginning and End of Period         $1,480,000  $1,480,000



Retained Earnings:
  Balance - Beginning of Period                 $3,460,525  $2,996,739
  Net Income                                       347,771     306,798
  Cash Dividends                                  (125,883)   (116,200)

  Balance - End of Period                       $3,682,413  $3,187,337



Net Unrealized Gain (Loss) on Securities
  Available for Sale:
    Balance - Beginning of Period               $ (975,394) $  128,363
      Net Change in Unrealized Gain (Loss)
        on Securities Available for Sale           854,726    (494,176)

  Balance - End of Period                       $ (120,668) $ (365,813)



Treasury Stock:
  Balance - Beginning and End of Period         $ (446,660) $ (446,660)



See accountant's report and accompanying notes.





                                     5

                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the six months ended June 30, 1995 and 1994


                                                    (UNAUDITED)
                                                      JUNE 30,
                                                1995          1994

Cash Flows From Operating Activities:
  Net Income                                $    347,771  $    306,798
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for (Recovery of) Loan
        Losses                                   (16,169)         -
      Provision for Losses on Other
        Real Estate                                 -            3,300
      Provision for Depreciation and
        Amortization                              58,199        61,046
      (Accretion) Amortization of
        Securities                                28,860       108,069
      (Gain) Loss on Sale of Securities           22,950       (17,813)
      Gain on Sale of Other Real Estate             -             (720)
      (Increase) Decrease in Accrued
        Interest Receivable                       (4,679)      (21,905)
      (Increase) Decrease in Other
        Assets                                   (34,927)      202,669
      Increase (Decrease) in Accrued
        Interest Payable                          42,520        (1,473)
      Increase (Decrease) in Other
        Liabilities                               73,143        33,145
          Net Cash Provided by Operating
            Activities                      $    517,668  $    673,116

Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold                              $    100,000  $    700,000
  Purchases of Securities                     (3,007,089)   (4,041,875)
  Proceeds from Maturities or Calls
    of Securities                              2,153,277     4,034,597
  Proceeds from Sales of Securities            2,512,975     1,017,813
  Net (Increase) Decrease in Loans            (2,786,396)   (1,440,668)
  Purchases of Premises and
    Equipment                                    (77,501)      (63,841)
  Proceeds from Sales of Other
    Real Estate                                   11,201       232,362
          Net Cash Provided by (Used in)
            Investing Activities            $ (1,093,533) $    438,388

                              (CONTINUED)
                                   6



                                                    (UNAUDITED)
                                                      JUNE 30,
                                                1995          1994

Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                        $   (176,733) $   (524,797)
  Net Increase (Decrease) in Certificates
    of Deposit                                   930,082    (1,012,970)
  Cash Dividends                                (125,883)     (116,200)

          Net Cash Used in Financing
            Activities                      $    627,466  $ (1,653,967)

Increase (Decrease) in Cash and Due
  from Banks                                $     51,601  $   (542,463)

Cash and Due from Banks - Beginning of
  Period                                       2,592,065     2,446,066

Cash and Due from Banks - End of Period     $  2,643,666  $  1,903,603


Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                 $     -       $     55,685


      Increase (Decrease) in Unrealized
        Gain (Loss) on Securities Available
        for Sale                            $  1,295,040  $   (748,751)


      Increase (Decrease) in Deferred Tax
        Effect on Unrealized Gain on
        Securities Available for Sale       $    440,314  $   (254,575)


Cash Payments For:
  Interest Paid on Deposits                 $    840,578  $    646,930


  Income Tax Payments                       $    102,593  $    167,000


See accountant's report and accompanying notes.
                                   6

                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        June 30, 1995 and 1994

Note A - Summary of Significant Accounting Policies -
    The accounting principles followed by Zachary Bancshares, Inc. and its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The princi-ples which significantly affect the determination of financial posi-tion, results of operations, changes in stockholders' equity and cash flows are summarized below.

  Principles of Consolidation
    The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the Company), and its wholly-owned subsid-iary, Bank of Zachary (the Bank). All material intercompany accounts and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

  Securities

    Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regard-less of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, com-puted by various methods approximating the interest method over their contractual lives.

    Securities classified as available for sale are those debt securi-ties that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Secu-rities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stock-holders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank does not engage in trading activities.




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

    The Financial Accounting Standards Board has issued Statement No.114, "Accounting by Creditors for Impairment of a Loan", which was adopted by the Bank on January 1, 1995. The Statement generally re-quires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  A loan is
impaired when it is probable the creditor will be unable to     collect
all contractual principal and interest payments due in accordance with the terms of the loan agreement. The effect of this statement on the financial statements of the Bank is immaterial.

  Allowance for Loan Losses
    The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan port-folio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include man-agement's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expecta-tions of future economic conditions and their impact on particular borrowers; and other judgmental factors.

    The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current esti-mates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is un-likely. Recoveries are credited to the allowance at the time of recovery.

  Bank Premises and Equipment
    Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated
                                        8
  useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

    The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capital-ized.

  Other Real Estate
    Other real estate is comprised of properties acquired through fore-closure or negotiated settlement. The carrying value of these prop-erties is lower of cost or fair market value. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

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

    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabili-ties are recognized for taxable temporary differences. Temporary dif-ferences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax as-sets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

    For purposes of reporting cash flows, cash and due from banks in-cludes cash on hand and amounts due from banks (including cash items in process of clearing).

  Current Accounting Developments

    In December, 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instru-ments." This statement requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not such instruments are recognized in the balance sheet. As it relates to the Company, financial instruments include primarily cash equiva-lents, securities, loans, and deposits. SFAS No. 107 must be adopted by the Company no later than December 31, 1995.

                                  10

                Zachary Bancshares, Inc. and Subsidiary

                        MANAGEMENT'S DISCUSSION

                             June 30, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the sig-nificant changes in income and expenses in relation to the changes in financial position for the six months ended June 30, 1995 and 1994. This information should be read in conjunction with the financial stat-ements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1995
   OVER 1994

NET INCOME

     Net Income for the six month period ended June 30, 1995, as compared to the respective period of 1994 increased $40,973 or 13%. Earning per share increased 16% to $1.80 in 1995 from $1.55 in 1994. The Company's increased income resulted from higher net interest in-come, a result of increased loan volume. The Company's balance sheet increased 5.9% or $3,708,616 in the period under review.

INTEREST INCOME

     Interest Income for the six month period ended June 30, 1995 was $2,317,643, a increase of $351,989 or 18% over the same period in 1994. As the Company's earning assets have been reallocated in the last year from lower earning securities to higher earning loans, income increased because of loan volume and rate. The majority of the Company's liabilities bear current market rates.

     Gross loans for the six month period ended June 30, 1995, as com-pared to the respective period in 1994 increased $8,798,531 or 39% to $31,043,962. Loan income increased $313,313 to $1,259,058 for the six months ended June 30, 1995 from $945,755 for the six months ended June 30, 1994. Increased loan volume is the greatest cause of the 1995 income change.

     Securities and other interest bearing assets (excluding loans) as of June 30, 1995 increased $303,811 or 1% compared to the similar time period in 1994. Corresponding income accounts in the first six months of 1995 increased $38,676 or 4%. Increased rate is largest single contributing factor for the income increase.


                                  11



INTEREST EXPENSE

     Interest Bearing Liabilities increased by $492,397 from June 30, 1994 to June 30, 1995. Interest Expense in the similar time period increased $237,641 or 37%. The Company's interest expense has in-creased as national interest rates have rebounded from 1994 low's which had not been experienced in decades. The Company does not expect in-terest margins to return to the unusual 1994 time period.

PROVISION FOR LOSSES

     The Company did not make a loan loss provision in 1994. The Com-pany through June 30, 1995 had a negative loan loss provision (which increased income) of $16,169.

OTHER INCOME

     Total Other Income for the time period under consideration de-creased $35,029. In 1994, the Company recognized $17,813 as Gain on Sale of Securities; the corresponding account in 1995 reflected a Loss of $22,950, resulting in a total difference of $40,763. Therefore, the Security Gain (Loss) accounted for the category income differential. Service Charges on Deposit Accounts and Other Operating Income remained constant.

OTHER EXPENSES

     Total Other Expenses increased $42,358 or 4%, totaling $1,200,515 in 1995. Components of Other Expenses which increased in 1995 include Employee Benefits (insurance, salaries and retirement) $23,434 (4%) and Other Operating Expense $21,683 or 5%.

APPLICABLE INCOME TAXES

     The Company is fully taxable in both 1995 and 1994. Amounts expensed in the referenced time periods are $173,787 and $161,630 re-spectively.

EARNINGS PER SHARE
     The Company's 1995 earning per share at June 30, 1995 increased 16% or $.25 per share from the previous year.

DIVIDENDS
     The Company's cash dividend per share at June 30, 1995 increased 8.3% or $.05 per share from the previous year.


                                  12



                                PART II





Item 6.  EXHIBITS AND REPORTS

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

                                     ZACHARY BANCSHARES, INC.



Date: August 08, 1995
                                     Harry S. Morris, Jr.
                                     President



                                     Mark Thompson
                                     Treasurer



                                  14





                             July 28, 1995

                    Independent Accountant's Report


To the Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana


     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of June 30, 1995 and 1994, and the related Consolidated Statements of Income, Changes in Stock-holders' Equity and Cash Flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

     We previously audited and expressed our unqualified opinion in our report dated January 13, 1995, on the Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1994.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



                                  15




     Based on our review, we are not aware of any material modifica-tions that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted ac-counting principles.
                                        Respectfully submitted,




                                  16



          Management's Responsibility for Financial Reporting

     The management of Zachary Bancshares, Inc. is responsiblefor the preparation of the financial statements, related financial data and other information in this quarterly report.  The financial statements are prepared in accordance with generally accepted accounting princi-

ples and include some amounts that are necessarily based on manage-

ment's informed estimates and judgments, with consideration given to materiality.  Al financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objec-

tivity,consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are au-thorized and recorded in accordance with established policies and proce-

dures. The concept of reasonable assurance is based on the recogni-tion that the cost of a system of internal accounting controls should not exceed the related benefits.  As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes-

sional staff who monitors compliance with and assesses the effective-

ness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the inde pendent public accounts to review matters relating to financial report


                                  17


, internal accounting control and the nature, extent and results of the audit effort.  The independent public accountants have direct ac cess to the Audit Comittee with or without management present.

     The financial statements as of December 31, 1994 were examined by

Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-

ments prepared by management.  The financial statements as of June 30,

1995 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-

dance with standards established by the American Institute of Certi fied Public Accountants.


                                     Mark Thompson, Treasur and
                                     Chief Financial Officer