Form 10QSB
period 1995-09-30
ZACHARY BANCSHARES INC
filed 1995-11-06
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                  FORM 10 - QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1995   Commission File Number 0-13397
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

                                None
            (Former name, former address and former fiscal
                   year of changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 1995.


















                               I N D E X



Financial Statements:


  Consolidated Balance Sheets -  September 30, 1995,
    December 31, 1994 and September 30, 1994                        2

  Consolidated Statements of Income - for the three and
    nine months ended September 30, 1995 and 1994                   3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the nine months ended
    September 30, 1995 and 1994                                     4

  Consolidated Statements of Cash Flows - for the nine
    months ended September 30, 1995 and 1994                       5-6

  Notes to Consolidated Financial Statements                       7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           11-12

  Part II - Other Information                                       13

  Signatures                                                        14

  Report of Independent Accountant                                  15



                                   1


                   Zachary Bancshares, Inc. and Subsidiary
                      CONSOLIDATED BALANCE SHEETS
        September 30, 1995, December 31, 1994 and September 30, 1994

                                   ASSETS

                                   (UNAUDITED)                  (UNAUDITED)
                                  SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                       1995          1994           1994
Cash and Due from Banks            $ 2,055,660   $ 2,592,065    $ 2,110,144
Reserve Funds Sold                   4,300,000     2,100,000      2,500,000
Securities:
 Available for Sale (Amortized Cost
   of $29,290,140, $31,162,869
   and $33,337,741, Respectively)  $29,093,865   $29,685,000    $32,349,524
Loans                              $30,843,988   $28,241,397    $26,005,781
 Less: Allowance for Loan Losses      (834,927)    (820,000)       (830,100)
                                   $30,009,061   $27,421,397    $25,175,681
Bank Premises and Equipment            941,400       909,465        935,124
Other Real Estate                      532,239       563,369        640,269
Accrued Interest Receivable            539,529       553,417        466,008
Other Assets                           172,927       583,333        429,636
    Total Assets                   $67,644,681   $64,408,046    $64,606,386


                                 LIABILITIES
Deposits:
 Noninterest Bearing               $11,265,238   $12,192,031    $11,664,010
 Interest Bearing                   46,965,937    46,212,790     46,590,520
                                   $58,231,175   $58,404,821    $58,254,530
FHLB Borrowings                      2,000,000        -              -
Accrued Interest Payable               170,155       125,111        109,681
Other Liabilities                      323,020       199,643        359,198
    Total Liabilities              $60,724,350   $58,729,575    $58,723,409

                            STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value;
 Authorized 2,000,000 Shares;
 Issued 216,000 Shares             $ 2,160,000   $ 2,160,000    $ 2,160,000
Surplus                              1,480,000     1,480,000      1,480,000
Retained Earnings                    3,856,532     3,460,525      3,341,860
Unrealized Loss on Securities
 Available for Sale, Net             (129,541)     (975,394)      (652,223)
Treasury Stock 22,333 Shares,
 at Cost                             (446,660)     (446,660)      (446,660)
    Total Stockholders' Equity     $ 6,920,331   $ 5,678,471    $ 5,882,977

    Total Liabilities and
     Stockholders' Equity          $67,644,681   $64,408,046    $64,606,386


See accountant's report and accompanying notes.

                                     2


                  Zachary Bancshares, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF INCOME

      for the three and nine months ended September 30, 1995 and 1994



                                                     (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1995        1994

Interest Income:
  Interest and Fees on Loans                    $  660,047  $  533,902
  Interest on Securities                           450,533     503,944
  Other Interest Income                             52,744      18,249
      Total Interest Income                     $1,163,324  $1,056,095

Interest Expense:
  Interest Expense on Deposits                     451,355     341,370
  Interest Expense on Borrowings                    29,733       -
      Total Interest Expense                    $  481,088  $  341,370

      Net Interest Income                       $  682,236  $  714,725

Provision for (Recovery of) Loan Losses              -           -
      Net Interest Income After
        Provision for (Recovery of) Loan
        Losses                                  $  682,236  $  714,725

Other Income:
  Service Charges on Deposit Accounts           $  121,162  $  123,212
  Gain (Loss) on Securities                          -        (79,568)
  Other Operating Income                            15,144      14,051
      Total Other Income                        $  136,306  $   57,695

      Income before Other Expenses              $  818,542  $  772,420
Other Expenses:
  Salaries and Employee Benefits                $  314,571  $  332,060
  Occupancy Expense                                 45,607      49,549
  Net Other Real Estate Expense                      4,728    (50,000)
  Other Operating Expenses                         188,342     205,787
      Total Other Expenses                      $  553,248  $  537,396


      Income before Income Taxes                $  265,294  $  235,024
Applicable Income Taxes                             91,175      80,500

      Net Income                                $  174,119  $  154,524


Per Share:
  Net Income                                              .90         .80
  Cash Dividends                                       -           -


See accountant's report and accompanying notes.
                                     3


      (UNAUDITED)
  NINE MONTHS ENDED
     SEPTEMBER 30,
   1995        1994


$1,919,115  $1,479,657
 1,389,558   1,463,201
   172,294      78,891
$3,480,967  $3,021,749

$1,334,453  $  986,827
    29,733       -
$1,364,186  $  986,827

$2,116,781  $2,034,922

   (16,169)      -


$2,132,950  $2,034,922


$  386,806  $  381,801
   (22,950)    (61,755)
    43,809      44,037
$  407,665  $  364,083

$2,540,615  $2,399,005

$  983,411  $  977,466
   128,340     138,154
    10,421     (47,420)
   631,591     629,484
$1,753,763  $1,697,684
$  786,852  $  701,321

   264,962     240,000

$  521,890  $  461,321



      2.69        2.38
       .65         .60
                                   3
            Zachary Bancshares, Inc. and Subsidiary

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         for the nine months ended September 30, 1995 and 1994


                                                      (UNAUDITED)
                                                     SEPTEMBER 30,
                                                   1995        1994

Common Stock:
  Balance - Beginning and End of Period         $2,160,000  $2,160,000



Surplus:
  Balance - Beginning and End of Period         $1,480,000  $1,480,000



Retained Earnings:
  Balance - Beginning of Period                 $3,460,525  $2,996,739
  Net Income                                       521,890     461,321
  Cash Dividends                                  (125,883)   (116,200)

  Balance - End of Period                       $3,856,532  $3,341,860



Net Unrealized Gain (Loss) on Securities
  Available for Sale:
    Balance - Beginning of Period               $ (975,394) $  128,363
      Net Change in Unrealized Gain (Loss)
        on Securities Available for Sale           845,853    (780,586)

  Balance - End of Period                       $ (129,541) $ (652,223)



Treasury Stock:
  Balance - Beginning and End of Period         $ (446,660) $ (446,660)


See accountant's report and accompanying notes.
                                   4

                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         for the nine months ended September 30, 1995 and 1994




                                                    (UNAUDITED)
                                                   SEPTEMBER 30,
                                                1995          1994
Cash Flows From Operating Activities:
  Net Income                                $    521,890  $    461,321
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for (Recovery of) Loan Losses    (16,169)       -
      Provision for Losses on Other
        Real Estate                               -            (46,700)
      Provision for Depreciation                  88,498        89,794
      Amortization (Accretion) of
        Securities Premiums (Discounts)           42,738       147,732
      (Gain) Loss on Sale of Securities
        Available for Sale                        22,950        61,755
      Gain on Sale of Other Real Estate           -               (720)
      (Increase) Decrease in Interest
        Receivable                                13,888         9,382
      (Increase) Decrease in Other
        Assets                                   (25,335)      218,734
      Increase (Decrease) in Accrual Interest
        Payable                                   45,044         3,058
      Increase (Decrease) in Other
        Liabilities                              123,377       126,130
          Net Cash Provided by Operating
            Activities                      $    816,881  $  1,070,486


Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold                              $ (2,200,000) $  1,000,000
  Purchases of Securities Available for Sale (2,234,194) (18,117,500) Proceeds from Maturities of Securities
    Available for Sale                         1,530,315     6,384,443
  Proceeds from Sales of Securities Available
    for Sale                                   2,510,920    14,020,468
  Net Increase in Loans                       (2,571,495)   (5,200,041)
  Proceeds from Sale of Premises and
    Equipment                                     -             -
  Purchases of Premises and Equipment           (120,433)      (67,874)
  Proceeds from Sales of Other Real Estate        31,130       232,362
          Net Cash Used in
            Investing Activities            $ (3,053,757) $ (1,748,142)



                              (CONTINUED)
                                   5
                                                    (UNAUDITED)
                                                   SEPTEMBER 30,
                                                1995          1994

Cash Flows From Financing Activities:
  Increase in FHLB Borrowings               $  2,000,000  $     -
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and Savings
    Accounts                                  (1,036,303)    1,020,115
  Net Increase (Decrease) in Certificates
    of Deposit                                   862,657      (562,181)
  Cash Dividends                                (125,883)     (116,200)
          Net Cash Provided by Financing
            Activities                      $  1,700,471  $    341,734

Decrease in Cash and Due from Banks         $   (536,405) $   (335,922)

Cash and Due from Banks - Beginning of
  Period                                       2,592,065     2,446,066

Cash and Due from Banks - End of Period     $  2,055,660  $  2,110,144


Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                 $     -       $     55,685


      Increase (Decrease) in Unrealized
        Gain (Loss) on Securities Available
        for Sale                            $  1,281,594  $ (1,182,706)


      Decrease in Deferred Tax Effect
        on Unrealized Gain on Securities
        Available for Sale                  $   (437,947) $   (402,120)


Cash Payments For:
  Interest Paid on Deposits                 $  1,319,142  $    983,769



  Income Tax Payments                       $    294,081  $    228,000



See accountant's report and accompanying notes.
                                   6
                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                      September 30, 1995 and 1994



Note A - Summary of Significant Accounting Policies -
    The accounting principles followed by Zachary Bancshares, Inc. and its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The princi-ples which significantly affect the determination of financial posi-tion, results of operations, changes in stockholders' equity and cash flows are summarized below. In the opinion of management, the con-solidated financial statements reflect all normal recurring adjust-ments necessary for a fair presentation of financial position and results of operations for the periods presented. Results of opera-tions for the interim periods presented are not necessarily indica-tive of results which may be expected for any other interim period or for the year as a whole.

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

  Other Real Estate
    Other real estate is comprised of properties acquired through fore-closure or negotiated settlement. The carrying value of these prop-erties is lower of cost or fair market value minus estimated cost to sell. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Ex-pense. Revenues and expenses associated with maintaining or dispos-ing of foreclosed properties are recorded during the period in which they are incurred.

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

  Current Accounting Developments

    In December, 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instru-ments." This statement requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not such instruments are recognized in the balance sheet. As it relates to the Company, financial instruments include primarily cash equiva-lents, securities, loans, and deposits. SFAS No. 107 will be adopted by the Company for the fiscal year ended December 31, 1995.

    During the first quarter of 1995 the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a
  Loan - Income Recognition and Disclosures". The Statements generally require impaired loans to be measured on the present value of expect-ed future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accor-dance with the terms of the loan agreement. The effect of these statements on the financial statements of the Company was immaterial.

                Zachary Bancshares, Inc. and Subsidiary
                        MANAGEMENT'S DISCUSSION
                          September 30, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 1995 and 1994. This information should be read in conjunction with the finan-cial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a materi-al impact on future operating results, liquidity, or capital.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
   OVER 1994

NET INCOME

       Net Income for the nine month period ended September 30, 1995, as compared to the respective period of 1994, increased 13% or $61,569.
The Company's increased income resulted from   increased net interest
income and a smaller 1995 loss on sale of selected securities compared to 1994.

INTEREST INCOME

       Interest Income for the nine month period ended September 30, 1995 was $3,480,967, an increase of $459,218 over the same period in 1994. The Company's earning asset yield continues to adjust downward with current market rates, which have continued a downward trend during recent reporting periods. The 1995 speed of asset rate adjustment has slowed considerably. The majority of the Company's liabilities are priced at current market rates.

       Net loans for the nine month period ended September 30, 1995, as compared to the respective period in 1994, increased $4,838,207 to $30,843,988. Loan income increased $439,458 or 30% to $1,919,115 for the nine months ended September 30, 1995 from $1,479,657 for the nine months ended September 30, 1994. Loan volume resulted in the 1995 income increase.

       Securities and other interest bearing assets (excluding loans) as of September 30, 1995 decreased $1,454,839 or 4% compared to the similar time period in 1994. Securities and other interest bearing account interest income in the first nine months of 1995 increased $19,760. The income increase generally results from an increased Re-verse Funds Sold rate.


INTEREST EXPENSE

       Interest Bearing Liabilities increased by $2,375,417 or 4% from September 30, 1994 to September 30, 1995. Interest Expense in the similar time period increased $377,359 or 38%. The subsidiary deposit liabilities are short-term; therefore, reflective of current market rates. The Company borrowed $2,000,000 from the Federal Home Loan Bank of Dallas in July 1995 and repaid the loan on October 3, 1995. This loan was to satisfy short funding requirements.

PROVISION FOR LOSSES

       In the first nine months of 1995, the Company had a $16,169 negative loan loss provision. No loan loss provision was incurred in the similar 1994 period. The Company's Allowance for Loan Losses exceed $830,000 in both quarter under consideration. Management's quarterly review of the Allowance for Loan Losses will determine 12-31-95 levels. Current information indicates possible additional negative Provision for Losses in 1995.

OTHER INCOME

       Total Other Income for the time period under consideration in-creased $43,582 or 12%. In 1994, the Company sold specific securities resulting in a $61,759 Loss on Sale of Securities. The 1995 Loss on Sale of Securities was $22,950 or a $38,805 differential between the compared time periods . Management voluntarily sold securities at a loss in both periods, to either improve asset quality and/or to enhance future earnings. Other component of Other Income experienced little change.

OTHER EXPENSES

       Total Other Expenses have increased $56,079 or 3.3%, totaling $1,753,763 in 1995. Components of 1995 Other Expenses and the percent-age change in the specific categories are: employee benefits (insur-ance, salaries and retirement) up 1% and general operating expenses (postage, telephone, data processing, printing, supplies, etc) less than 1% increase, and occupancy expense down 7%. The Company in 1994 reversed an internal Reserve for Other Real Estate Loss totaling $50,- 000 which is included in the 1994 Other Expense category, this reversal is non-reoccurring. The 1995 Net Other Real Estate Expense is $10,421 or a year to year differential of $57,841. The subsidiary received a non-reoccurring Federal Deposit Insurance Corp premium refund of $36,- 875 for prior periods in the third quarter of 1995.

APPLICABLE INCOME TAXES

       The Company is fully taxable in both 1995 and 1994. Amounts expensed in the referenced time periods are $264,962 and $240,000 re-spectively. The Company expects to be fully taxable in the future.

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

        ZACHARY BANCSHARES, INC.



Date:  November 02 1995



        Harry S. Morris, Jr.
            President




          Mark Thompson
            Treasurer




                           October 18, 1995

                    Independent Accountant's Report


To the Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 1995 and 1994, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the nine month periods then ended all in accordance with standards established by the American Institute of Certified Public Accountants.
     We previously audited and expressed our unqualified opinion in our report dated January 13, 1995, on the Balance Sheet of Zachary Banc-shares, Inc. and Subsidiary as of December 31, 1994.
     A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to finan-cial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifica-tions that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted ac-counting principles.
                                        Respectfully submitted,

         Management's Responsibility for Financial Reporting

   The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting principles and includes some amounts that are necessarily based on management's informed estimates and judgments, with con-sideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.
   Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting con-trols that are designed to provide reasonable assurance that assets are safe-guarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a pro-fessional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.
   The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort.
The independent public accountants have direct access to the Audit Committee with or without management present.
   The financial statements as of December 31, 1994 were examined by Hannis T. Bourgeois and Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of September 30, 1995 have been reviewed by Hannis T. Bourgeois and Co., L.L.P. in accordance with standards established by the American Institute of Certified Public Accountants.


                                          Mark Thompson
                                          Treasurer and Chief
                                          Financial Officer
                                  16