Form 10KSB
period 1995-12-31
ZACHARY BANCSHARES INC
filed 1996-03-28
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB
           Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the
                    Fiscal Year Ended December 31, 1995
               Zachary Bancshares, Inc.                        0-13397
(Exact name of registrant as specified in its charter)     (Comm. File No.)
            Louisiana                             72-0981148
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)
       4700 Main Street
         P. O. Box 497
      Zachary, Louisiana                                           70791
(Address of principal executive offices)                         (Zip Code)
Registrant's Telephone Number, including area code:          (504) 654-2701
Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $10.00 Par Value
                             (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Ex-change Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No    .
     Indicate by check mark whether disclosure of delinquent filers pursu-ant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
  Yes  X  No    .
     The registrant's revenues for the fiscal year ended December 31, 1995 were $5,226,794.
     State the aggregate market value of the voting stock held by non-af-filiates* of the registrant: $3,652,080 (182,604 Shares @ $20 per share).
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common stock $10 Par Value, 193,667 shares outstanding as of
March 1, 1996.
                    Documents Incorporated by Reference
          Document                                      Part of Form 10-KSB
Annual Report for Fiscal Year                           Part I and Part II
  Ended December 31, 1995
Definitive Proxy Statement for 1996                     Part I and Part III
  Annual Meeting of Stockholders
  *For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.


                             10-KSB Index

                                Part I


Item 1   Description of Business.................................     1
         Supplemental Financial Information:
           Average Balance Sheets and Interest Yield Analysis....     6
           Interest Differential.................................     7
           Securities Portfolio..................................     8
           Loan Portfolio........................................    10
           Non-Performing Loans..................................    10
           Summary of Loan Loss Experience.......................    11
           Deposits..............................................    13
           Return on Equity and Assets...........................    13

Item 2    Description of Properties...............................   14

Item 3    Legal Proceedings.......................................   14

Item 4    Submission of Matters to a Vote of Security Holders.....   14


                                Part II


Item 5    Market for the Registrant's Common Stock
           and Related Stockholder Matters.......................    15

Item 6    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................    15

Item 7    Financial Statements and Supplementary Data.............   15

Item 8    Disagreements on Accounting and Financial Disclosures...   16


                               Part III


Item 9    Directors and Executive Officers of the Registrant......   17

Item 10   Executive Compensation..................................   17

Item 11   Security Ownership of Certain Beneficial Owners
           and Management........................................    17

Item 12   Certain Relationships and Related Transactions..........   17


                                Part IV


Item 13   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...........................................    18
          Management's Responsibility for Financial Reporting....    19
          Signatures..............................................   20


                                Part I





Item 1.   Description of Business

The Registrant

     Zachary Bancshares, Inc., (the "Corporation") was incorporated in Louisiana on October 10, 1983. At the annual shareholders meeting on April 11, 1984, the shareholders of the Bank of Zachary (the "Bank") approved a merger agreement pursuant to which Consolidated Bank of Louisiana, a wholly-owned subsidiary of Zachary Bancshares, Inc., was merged into the Bank. On May 17, 1984, the Bank was merged into Con-solidated Bank of Louisiana and the surviving Bank, Bank of Zachary, became a wholly-owned subsidiary of Zachary Bancshares, Inc., through a one-for-one exchange for all of the outstanding common stock of the Bank. The reorganization was accounted for as a pooling-of-interests. Zachary Bancshares, Inc. is now engaged, through its subsidiary, in the banking business. The Bank is the Corporation's principal asset and primary source of revenue.

The Bank

     The Bank of Zachary was incorporated under the laws of the State of Louisiana on March 15, 1904, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State char-tered bank on July 2, 1904. The Bank's securities consist of one class, common stock, of which there were 72,000 shares held 100%, by its parent, Zachary Bancshares, Inc. as of May 17, 1984.

     The Bank presently has a main office at 4700 Main street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2210 Highway 64, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish, Louisiana. These branches were appro-ved on November 8, 1976 and November 3, 1975, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and on November 12, 1976 and November 17, 1975, respectively, by the Federal Deposit Insurance Corporation.

     Bank of Zachary is engaged in primarily the same business opera-tions as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings depos-its, and the making of commercial, real estate, personal, home improve-ment, automobile and other installment and term loans. It also offers, among services, travelers' cheques, safe deposit boxes, note collec-tion, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.

     The three main areas in which the Bank has directed its lendable assets are (1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial and industrial loans. As of December 31, 1995, these three categories accounted for approximately 80%, 12%, and 8%, respectively, of the Bank's loan portfolio. (See Note D to the finan-cial statements for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are attracted from individuals and small business-related sources. The average deposit balance is relatively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $2,370,183 and demand deposits of $4,738,874 as of December 31, 1995. These depositors are considered by management to be of impor-tance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to be-lieve that these time deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

     As of December 31, 1995, the Bank had a total of 3,013 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $19,703,885; 226 accounts representing money market accounts with a total balance of $5,390,808; 1,999 savings accounts with a total balance of $7,105,549; and 1,131 other time deposit ac-counts with a total balance of $27,156,283. There are no securities held by the Bank that are subject to repurchase agreements.

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

     The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of the business activities. The Bank pres-ently has no plans for any new line of business requiring the invest-ment of a material amount to total assets.

     Most of the Bank's business originates from within East Baton Rouge Parish, Louisiana; however, some business is obtained from the parishes immediately surrounding East Baton Rouge Parish. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local envi-ronmental regulations.

Competition

     The Bank's general market area which is East Baton Rouge Parish and the Feliciana Parishes has a population approximating 400,000 peo-ple. The primary market of the Bank is the City of Zachary with a population of approximately 9,000 people. This is the location of the main office and one of its two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

     East Baton Rouge Parish, in which the City of Zachary is located, contains a total of 110 banking offices. In the primary market area, there are two major regional banks aggressively pursuing loans, depos-its and other accounts.

     Interest rates on loans made and deposits received were mostly de-regulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan cus-tomers is generally governed by such factors as loan terms, interest charges, restrictions on borrowers and compensating balances, and the services offered by the Bank. Competition for deposits is governed primarily by the services offered, including convenience of location.

     Recently enacted federal legislation has broadened significantly the powers of savings and loan institutions with the result that such institutions may now engage in certain activities formerly permitted only to banks. The Bank has experienced no major effects from this legislation at this time.

Employees

     The Bank has approximately 36 full time employees, and 4 part-time employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

     Zachary Bancshares, Inc., a bank holding company within the mean-ing of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

     The Act requires Zachary Bancshares, Inc. to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Corporation and all of its activities. The activities that may be engaged in by the Corpo-ration and its subsidiaries are limited by the Act to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue con-centration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of cred-it to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing couri-er services for documents and papers related to banking transactions;
(12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Corporation must secure the approval of the Board prior to engaging in any of these activities.

     Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity or divest itself of any non-banking subsidiary if in its judgment the activity or subsidiaries would be unsound.

     Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in ar-rangements in connection with any extension of credit or provision of any property or services.

     In addition to the limitations of Louisiana law with respect to the ownership of banks, as described below, the ownership or control of voting shares of a second bank by a bank holding company such as Zachary Bancshares, Inc. is restricted by the Act unless the prior approval of the Board is obtained. The Act prohibits the Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the Bank whose shares are to be acquired is located.

     Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana Act"), one-bank holding companies are authorized to operate in Louisiana provided the activities of the nonbanking subsid-iaries are limited to the ownership of real estate and improvements, computer services, equipment leasing and other directly related banking activities. The Louisiana Act, as amended in 1984, authorizes multi-bank holding companies within the state. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by the issuance of orders and regulations.

     In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching began Janu-ary 1, 1987, and regional banking began July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institutions to engage in a wider range of activities than were previ-ously allowed to such institutions. Also, effective January 1, 1989, Louisiana's reciprocal interstate banking law allowed bank holding companies domiciled in any state of the United States to acquire Loui-siana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

     The Bank is subject to regulation and regular examination by the Federal Deposit Insurance Corporation. Applicable regulations relate to reserves, investments, loans, issuance of securities, establishment of branches and other aspects of its operations.

Statistical Information

     The following data contains information concerning the business and operations of Zachary Bancshares, Inc. and its subsidiary, Bank of Zachary. This information should be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Finan-cial Condition and Results of Operations.
























                                   5
                Zachary Bancshares, Inc. and Subsidiary

           AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

            for the years ended December 31, 1995 and 1994



                                                  1995
                                                  INTEREST   AVERAGE
                                      AVERAGE      INCOME/    YIELD/
                                      BALANCE      EXPENSE     RATE
          ASSETS
Interest Earning Deposits and
  Reserve Funds Sold                $ 3,941,000  $  225,118    5.71
Securities:
  Taxable                            28,991,000   1,832,056    6.32
Loans-Net                            30,284,000   2,626,956    8.67
    Total Earning Assets            $63,216,000  $4,684,130    7.41%


Allowance for Loan Losses              (830,000)
Nonearning Assets                     4,779,000
    Total Assets                    $67,165,000


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                     $   500,000  $   31,406    6.28
Savings and NOW Accounts             15,355,000     421,797    2.75
Insured Money Market Accounts         6,493,000     134,794    2.08
Certificates of Deposit              25,692,000   1,238,862    4.82
    Total Interest Bearing
      Liabilities                   $48,040,000  $1,826,859    3.80

Demand Deposits                      12,259,000
Other Liabilities                       554,000
Stockholders' Equity                  6,312,000
    Total Liabilities and
      Stockholders' Equity          $67,165,000


Net Interest Income - Tax Equivalent Basis       $2,857,271
Tax Equivalent Adjustment                             -
    Net Interest Income                          $2,857,271


Net Interest Income - Spread                                   3.61



Net Interest Income as a % of Total Earning Assets             4.52






                                   6








                                                1994
                                                INTEREST   AVERAGE
                                    AVERAGE      INCOME/    YIELD/
                                     BALANCE      EXPENSE     RATE
          ASSETS
Interest Earning Deposits and
  Reserve Funds Sold              $ 2,719,000  $  105,328    3.87%
Securities:
    Taxable                        34,273,000   1,950,667    5.69
Loans-Net                          23,877,000   2,132,999    8.93
    Total Earning Assets          $60,869,000  $4,188,994    6.88%


Allowance for Loan Losses            (830,000)
Nonearning Assets                   5,061,000
     Total Assets                             $65,100,000



LIABILITIES AND STOCKHOLDERS' EQUITY

Savings and NOW Accounts          $15,364,000   $ 343,457       2.24%
Insured Money Market Accounts       6,723,000     132,424    1.97
Certificates of Deposit            24,713,000     880,184    3.56
Total Interest Bearing
  Liabilities                     $46,800,000  $1,356,065    2.90%

Demand Deposits                    11,866,000
Other Liabilities                     485,000
Stockholders' Equity                5,949,000
     Total Liabilities and
       Stockholders' Equity       $65,100,000


Net Interest Income - Tax Equivalent Basis     $2,832,929
Tax Equivalent Adjustment                           -
     Net Interest Income                       $2,832,929


Net Interest Income - Spread                                 3.98%



Net Interest Income as a % of Total Earning Assets           4.65%

                Zachary Bancshares, Inc. and Subsidiary

                         INTEREST DIFFERENTIAL

                 for the year ended December 31, 1995






                                              1995 OVER 1994
                                           CHANGE             TOTAL
                                       ATTRIBUTABLE TO      INCREASE
                                      VOLUME       RATE    (DECREASE)

Interest Earning Assets:
  Reserve Funds Sold                $  58,526  $  61,264    $ 119,790
  Securities                         (317,538)   198,927     (118,611)
  Loans                               564,091    (70,134)     493,957
      Total Interest Income         $ 305,079  $ 190,057    $ 495,136



Interest Bearing Liabilities:
  Bank Borrowings                   $  31,406  $    -       $  31,406
  Savings and NOW Accounts               (109)    78,449       78,340
  Insured Money Market Accounts        (4,778)     7,148        2,370
  Certificates of Deposit              41,073    317,605      358,678
      Total Interest Expense        $  67,592  $ 403,202    $ 470,794


Increase in Interest Differential   $ 237,487  $(213,145)   $  24,342










Note: The change in interest due to both volume and rate changes has been allocated equally between volume and rate.

Securities Portfolio

    Amortized cost and fair values of securities available for sale at December 31, 1995 and 1994 are summarized as follows:





                                               1995
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                       COST        GAINS       LOSSES      VALUE    YIELD*

U.S. Treasury
 Securities:
  Within 1 Year     $ 1,000,383   $   -      $ (8,663)   $  991,720
4.33%
  Over 1 through
   5 Years            2,998,784     20,464     (4,398)    3,014,850   5.61
                    $ 3,999,167   $ 20,464   $(13,061)   $4,006,570
5.29%


Securities of Other
 U.S. Government
 Agencies:
 Within 1 Year      $ 7,026,960   $ 30,390   $ (2,789)  $ 7,054,561
6.00%
 Over 1 Through
   5 Years            7,046,890    112,495        (96)    7,159,289   6.32
                    $14,073,850   $142,885   $ (2,885)  $14,213,850
6.16%



Mortgage-Backed
 Securities:
  Over 10 Years     $ 3,936,765   $ 71,047  $   -       $ 4,007,812
7.03%


Collateralized
 Mortgage
 Obligations:
  Over 10 Years     $ 7,792,897   $   -     $ 160,481   $ 7,632,416
5.64%


Equity Securities   $   214,000   $   -     $    -      $   214,000
4.18%



*Weighted Average Yield.






                                     8
                                               1994
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                       COST        GAINS       LOSSES      VALUE    YIELD*

U.S. Treasury
 Securities:
  Over 1 through
   5 Years          $ 4,002,523   $   -      $(192,853) $ 3,809,670
5.28%


Securities of Other
 U.S. Government
 Agencies:
  Over 1 through
   5 Years          $12,116,107   $   -      $(290,627) $11,825,480
6.31%

  Over 5 through
   10 Years           1,000,000       -        (47,210)     952,790   7.20
                    $13,116,107   $   -      $(337,837) $12,778,270
6.38%


Mortgage-Backed
 Securities:
  Over 10 Years     $ 5,261,137   $ 32,777   $(234,178) $ 5,059,736
7.32%


Collateralized
 Mortgage
 Obligations:
  Over 10 Years     $ 8,783,102   $   -      $(745,778) $ 8,037,324
5.24%


*Weighted Average Yield.

LOAN PORTFOLIO

     An analysis of the loan portfolio at December 31, 1995 and 1994, is as follows:
                                                   1995         1994

     Real Estate Loans - Construction          $ 2,380,561  $ 2,441,270
     Real Estate Loans - Mortgage               22,117,255   20,492,858
     Loans to Farmers                               54,043       14,039
     Commercial and Industrial Loans             2,298,901    2,430,331
     Loans to Individuals                        2,865,982    2,703,428
     All Other Loans                               710,309      159,503
         Total Loans                           $30,427,051  $28,241,429
     Unearned Income                                -               (32)
Allowance for Loan Losses                         (820,000)    (820,000)

                                               $29,607,051  $27,421,397


                                     9
     The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 1995 and 1994:

INTEREST RATE              MATURITY                1995         1994

  Various          1 Year or Less              $ 1,527,597  $ 1,917,104
  Fixed            1 Year or Less                5,874,572    6,181,740
  Fixed            Over 1 Through 5 Years       18,775,965   15,452,002
  Fixed            Over 5 Years                  4,034,722    4,511,876
  Nonaccrual       Various                         214,195      178,707
                                               $30,427,051  $28,241,429



Note: The information necessary for a breakdown of maturity of the var-ious types of loans is not readily available. The Corporation has no foreign loans.

NON-PERFORMING LOANS

     The following table presents information on the amount of non-per-forming loans at December 31, 1995 and 1994:

                                                   1995         1994

Loans accounted for on a non-accrual basis     $   214,195  $   178,707

Loans contractually past due ninety days
  or more as to principal or interest
  payments                                           -            -

Loans whose terms have been renegotiated
  to provide a reduction or deferral of
  interest or principal due to a deteri-
  oration in the financial position of
  the borrower                                      69,572      144,090
Loans now current where there are serious
  doubts as to the ability of the borrower
  to comply with present loan repayment
  terms                                              -            -
                                               $   283,767  $   322,797



SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes the allowance for loan losses:

                                                Year Ended December 31
                                                   1995         1994

Amount of Loans Outstanding at End of
  Period                                       $30,427,051  $28,241,397





                               (CONTINUED)
                                   10
                                              Year Ended December 31
                                                 1995         1994

Daily Average Amount of Loans                $30,284,000  $23,877,000


Balance of Allowance for Loan Losses
  at Beginning of Period                     $   820,000  $   819,047

Loans Charged Off:
  Real Estate                                $     1,261  $       456
  Commercial, Industrial and Agricultural          -           11,267
  Individuals and Others                          18,223       28,613
                                             $    19,484  $    40,336
Recoveries of Loans previously charged off:
  Real Estate                                $     1,157  $    32,156
  Commercial, Industrial and Agricultural            87,904    38,759
  Individuals and Others                           7,797       12,712
    Total Recoveries                         $    96,858  $    83,627

    Net Loans Charged Off                    $   (77,374) $   (43,291)
Additions to Allowance Charged to Expense    $   (77,374) $   (42,338)
Balance at End of Period                     $   820,000  $   820,000


Ratio of Net Charge-Offs to Total Loans
  Outstanding                                       (.26%)       (.15%)


Ratio of Net Charge-Offs to Average Loans
  Outstanding                                       (.26%)       (.18%)



     The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establish-ment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; his-torical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic condi-tions and their impact on particular borrowers; and other judgmental factors.

     The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allow-ance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recov-eries are credited to the allowance at the time of recovery.





                                   11
     The allowance for loan losses has been allocated according to the type of loan described:

                         December 31, 1995         December 31, 1994
                                   PERCENT OF               PERCENT OF
                                    LOANS IN                 LOANS IN
                                 EACH CATEGORY            EACH CATEGORY
                                    TO TOTAL                 TO TOTAL
                      ALLOWANCE      LOANS     ALLOWANCE      LOANS
Real Estate            $ 660,264     80.52%     $ 665,840     81.20%
Commercial, Industrial
  and Agricultural        63,386      7.73         70,602      8.61
Individuals and Others    96,350     11.75         83,558     10.19
                       $ 820,000    100.00%     $ 820,000    100.00%



     Management reviews the allowance for loan loss on a monthly basis. As discussed above, we consider historical loss experience as well as economic factors that effect our local economy. Specific risk factors that are inherent with certain types of lending are also considered.
Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real estate loans represent approximately 80% of our loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 8% of the portfolio. After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that an allowance of $800,000 to $850,000 is adequate.

     Management's internal Watch List identifies loans requiring special supervision because of unexpected changes in various risk conditions.
The Watch List may include both accruing and nonaccrual loans. The Watch List categories resemble our regulators classification methods. Our categories by type and the similar regulatory classification are: Type One, Loss; Type Two, Doubtful; Type Three, Substandard; Type Four, OAEM (Other Assets Especially Mentioned). OAEM loans require special obser-vation to determine if current conditions warrant a reclassification.

                               WATCH LIST
                              (000 omitted)
                     TYPE ONE    TYPE TWO    TYPE THREE    TYPE FOUR
     12/31/95            -          -          $1,241          -
     12/31/94            -          -          $  831          -
     12/31/93            -         $40         $  796          -
     12/31/92            -         $45         $1,104          -


     The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends.

Deposits

     The average daily balances and average rates paid on deposits for the reported periods are listed below:



                                   12



                                 1995                    1994
                         AVERAGE     AVERAGE     AVERAGE     AVERAGE
                          BALANCE    RATE PAID    BALANCE    RATE PAID
Noninterest Bearing
  Demand Deposits       $12,259,000      -  %  $11,866,000       -  %
Savings and Now
  Accounts               15,355,000     2.75%   15,364,000      2.24%
Insured Money Market
  Accounts                6,493,000     2.08%    6,723,000      1.97%
Certificates of
  Deposit                25,692,000     4.82%   24,713,000      3.56%
Total Deposits          $59,799,000            $58,666,000



     Maturities of time deposits of $100,000 or more at December 31, 1995, are summarized below:

         3 Months or Less                                $ 3,399,057
         Over 3 through 12 Months                          4,271,703
         Over 12 Months                                    1,910,403
                                                         $ 9,581,163


RETURN ON EQUITY AND ASSETS

     The table below summarizes significant financial ratios for the years ended December 31, 1995 and 1994:

                                                1995         1994
Average Total Assets                        $67,165,000  $65,100,000
Average Stockholders' Equity                $ 6,312,000  $ 5,949,000
Net Income                                  $   765,783  $   725,236
Earnings per Share-Common                   $      3.95  $      3.75
Cash Dividends Paid per Share-Common        $      1.50  $      1.35
Return on Average Total Assets                     1.14%        1.11%
Return on Average Stockholders' Equity            12.13%       12.19%
Dividend Payout Percentage                        37.97%       36.00%
Average Equity to Average Assets                   9.40%        9.14%













                                   13

Item 2.  Description of Properties

     The Bank owns eight pieces of property described below: (a) The land on which the Bank's main operating office is located at 4700 Main Street, Zachary, Louisiana. The office building is approximately 11,500 square feet and includes the Executive Offices, Officers' platform, Note Department, Paying and Receiving functions, and file room. Cost of the property in 1956 was $17,500; construction costs to the building includ-ing renovations total approximately $357,000. (b) Adjacent to the Bank lot is a portion of the Bank's parking lot containing 45 parking places. This lot was purchased in 1964 at a cost of $12,145. (c) In 1971 the Bank purchased additional property to add to the employee lot. This lot contains 26 spaces and was purchased at a cost of $30,600. (d) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being car-ried at a cost of $18,260 and construction and improvements have totaled approximately $122,000. This branch is known as the Central Branch.
(e) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (f) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site. The cost was $10,000. The construction cost was approximately $79,000. This is known as the Plaza Branch. (g) Another parcel adjacent to this was purchased later in 1977 at a cost of $6,500 for parking area. (h) Included in land is $300,903 that the Bank paid to purchase 2.1 acres of land in downtown Zachary. This land will be used for future expansion. In the interim, this location provides parking facilities. (i) In July 1982 the Bank constructed a 4,000 square foot operational center located at 4680 Main Street, Zachary. This facility houses Bookkeeping, General Ledger, Cen-tral Information Files and other operational functions. The cost of this facility including remodeling was approximately $128,000.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security
         Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.
















                                   14
                                 Part II



Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

     The Corporation's stock is not listed on any security exchange. Due to the lack of an active trading market, Zachary Bancshares, Inc. does not have the available information to furnish the high and low sales prices or the range of bid and ask quotations for its stock.

     The Corporation is unaware of any stock trades in 1995 on 1994.

     There can be no assurance that these limited inquiries adequately reflect the actual high and low bids or prices for the stock of the Cor-poration.

     The Corporation has 571 stockholders of record as of March 1, 1996.

     Cash dividends of $1.50 and $1.35 were paid for the years 1995 and 1994. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information called for by Item 6 is included in the Corporation's 1995 Annual Report in the Section titled "Management's Discussion and Results of Operation".

Item 7.  Financial Statements and Supplementary Data

     The following financial statements of the Corporation in the Cor-poration's 1995 Annual Report are hereby specifically incorporated by reference:

     Audited Financial Statements:

       Independent Auditor's Report

       Consolidated Balance Sheets
         December 31, 1995 and 1994

       Consolidated Statements of Income
         for the years ended December 31, 1995 and 1994

       Consolidated Statements of Changes in
         Stockholders' Equity
         for the years ended December 31, 1995 and 1994





                               (CONTINUED)

       Consolidated Statements of Cash Flows
         for the years ended December 31, 1995 and 1994

       Notes to Consolidated Financial Statements
         December 31, 1995 and 1994


Item 8.  Disagreements with Accountants on Accounting and Financial
           Disclosures

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                PART III


Items 9, 10, 11 and 12.

     The information required by items 9, 10, 11 and 12 is included in the Corporation's Proxy Statement, for the 1996 Annual Meeting of
Stockholders and is incorporated herein by reference.

                                 PART IV



Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Financial Statements

          1. The financial statements of Zachary Bancshares, Inc. in the Corporation's 1995 Annual Report are incorporated by refer-ence in Item 7.

          2. Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.

(b)       Reports on Form 8-K

          1. Form 8-K filed November 15, 1995 concerning the retirement of the Chairman of the Board of Directors.

          None filed.

(c)       Exhibits

          3. Articles of Incorporation and by-laws of Zachary Banc-shares, Inc. are incorporated by reference to the Cor-poration's Registration Statement on Form S-14 filed on February 17, 1986, with the Securities and Exchange Com-mission.

         13.  1995 Annual Report of Zachary Bancshares, Inc.

         22.  Subsidiary of the Registrant.

         23. Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders' of Zachary Bancshares, Inc.

           MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING



     The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed esti-mates and judgments, with consideration given to materiality. All finan-cial information contained in this annual report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectiv-ity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting con-trols, Zachary Bancshares, Inc. has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the indepen-dent public accountants to review matters relating to financial report-ing, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management present.

     The financial statements as of December 31, 1995, were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

                               SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZACHARY BANCSHARES, INC.



                                   /s/ Harry S. Morris, Jr.
                                   Harry S. Morris, Jr.
                                   President

                                   Dated  March 14, 1996

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 14, 1996:



/s/ Leonard F. Aguillard                Chairman and Director
Leonard F. Aguillard


/s/ Harry S. Morris, Jr.                President and Director (Principal
Harry S. Morris, Jr.                    Executive Officer)


/s/ Winston E. Canning                  Secretary and Director
Winston E. Canning


/s/ Mark Thompson                       Treasurer
Mark Thompson


/s/ Russell Bankston                    Director
Russell Bankston


/s/ Hardee M. Brian                     Director
Hardee M. Brian


/s/ Howard L. Martin, M.D.              Director
Howard L. Martin, M.D.


/s/ A. C. Mills, III                    Director
A. C. Mills, III


/s/ Rodney Samuel Johnson               Director
Rodney Samuel Johnson


















 21