Form 10QSB
period 1996-03-31
ZACHARY BANCSHARES INC
filed 1996-05-14
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



                               FORM 10 - QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

    For the Quarter ended March 31, 1996   Commission File Number 13397



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

     Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 1996.





                                 I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    March 31, 1996, December 31, 1995 and March 31, 1995     2


  Consolidated Statements of Income -
    for the three months ended March 31, 1996 and 1995       3


  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 1996 and 1995       4


  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 1996 and 1995      5-6


  Notes to Consolidated Financial Statements                7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                    11-12

  Part II - Other Information                                13

  Signatures                                                 14

  Report of Independent Accountant                           15

  Management's Responsibility for Financial Reporting        16

                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
           March 31, 1996, December 31, 1995 and March 31, 1995

                                  ASSETS

                                   (UNAUDITED)                (UNAUDITED)
                                    MARCH 31,   DECEMBER 31,   MARCH 31,
                                      1996          1995         1995
Cash and Due from Banks            $ 2,839,834   $ 2,312,940  $ 2,897,855
Interest Bearing Deposits in
  Other Institutions                 1,105,255       100,102       -
Reserve Funds Sold                   5,800,000     2,700,000    4,300,000
Securities Available for Sale
  (Amortized Cost $31,333,679,
  $30,016,679 and $29,962,977)      31,227,248    30,074,648   29,225,343
Loans                              $31,577,859   $30,427,051  $29,908,522
  Less:  Allowance for Loan Losses    (822,481)     (820,000)    (828,579)
                                   $30,755,378   $29,607,051  $29,079,943
Bank Premises and Equipment            921,562       935,552      915,496
Other Real Estate                      454,374       451,770      563,369
Accrued Interest Receivable            542,250       584,547      448,659
Other Assets                           124,736       103,825      377,296
      Total Assets                 $73,770,637   $66,870,435  $67,807,961


                                LIABILITIES
Deposits:
  Noninterest Bearing              $12,451,227   $11,980,278  $11,836,607
  Interest Bearing                  53,557,318    47,376,247   49,179,263
                                   $66,008,545   $59,356,525  $61,015,870
Accrued Interest Payable               171,778       170,278      143,051
Other Liabilities                      328,201       176,225      303,994
      Total Liabilities            $66,508,524   $59,703,028  $61,462,915

                           STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares,
  Respectively                     $ 2,160,000   $ 2,160,000  $ 2,160,000
Surplus                              1,480,000     1,480,000    1,480,000
Retained Earnings                    4,142,317     3,935,807    3,638,545
Unrealized Gain (Loss) on Securities
  Available for Sale, Net              (73,544)       38,260     (486,839)
Treasury Stock - 22,333 Shares,
  at Cost                             (446,660)     (446,660)    (446,660)
      Total Stockholders' Equity   $ 7,262,113   $ 7,167,407  $ 6,345,046

      Total Liabilities and
      Stockholders' Equity         $73,770,637   $66,870,435  $67,807,961

See accountant's report and accompanying notes.

                Zachary Bancshares, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF INCOME

          for the three months ended March 31, 1996 and 1995



                                                     (UNAUDITED)
                                                       MARCH 31,
                                                  1996        1995
Interest Income:
  Interest and Fees on Loans                   $  656,087  $  608,464

  Interest on Securities                          461,944     474,091

  Other Interest Income                            61,844      64,347
      Total Interest Income                    $1,179,875  $1,146,902
Interest Expense on Deposits                      475,357     424,187
      Net Interest Income                      $  704,518  $  722,715
Provision for Loan Losses                           -           -
      Net Interest Income after
        Provision for Loan Losses              $  704,518  $  722,715

Other Income:
  Service Charges on Deposit Accounts          $  121,855  $  128,764
  Gain (Loss) on Securities                         -         (11,537)
  Other Operating Income                           21,323      16,745
      Total Other Income                       $  143,178  $  133,972

      Income before Other Expenses             $  847,696  $  856,687

Other Expenses:
  Salaries and Employee Benefits               $  326,748  $  320,197
  Occupancy Expense                                43,758      38,962
  Net Other Real Estate Expense                   (11,018)      5,693
  Other Operating Expenses                        186,770     226,403
      Total Other Expenses                     $  546,258  $  591,255

      Income before Income Taxes               $  301,438  $  265,432
Applicable Income Taxes                            94,928      87,412
      Net Income                               $  206,510  $  178,020



Per Share:
  Net Income                                   $     1.07  $      .92


See accountant's report and accompanying notes.

                Zachary Bancshares, Inc. and Subsidiary

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          for the three months ended March 31, 1996 and 1995


                                                     (UNAUDITED)
                                                       MARCH 31,
                                                  1996        1995

Common Stock:
  Balance - Beginning and End of Period        $2,160,000  $2,160,000




Surplus:
  Balance - Beginning and End of Period        $1,480,000  $1,480,000




Retained Earnings:
  Balance - Beginning of Period                $3,935,807  $3,460,525
  Net Income                                      206,510     178,020

  Balance - End of Period                      $4,142,317  $3,638,545



Net Unrealized Gain (Loss) on Securities
  Available for Sale:
    Balance - Beginning of Period              $   38,260  $ (975,394)
      Net Change in Unrealized Gain (Loss)
        on Securities Available for Sale         (111,804)    488,555

  Balance - End of Period                      $  (73,544) $ (486,839)



Treasury Stock:
  Balance - Beginning and End of Period        $ (446,660) $ (446,660)


See accountant's report and accompanying notes.

                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

          for the three months ended March 31, 1996 and 1995





                                                    (UNAUDITED)
                                                      MARCH 31,
                                                 1996         1995

Cash Flows From Operating Activities:
  Net Income                                 $   206,510  $   178,020
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities:
      Provision for Depreciation and
        Amortization                              23,675       29,355
      Stock Dividends on Federal Home Loan
        Bank Stock                                (3,400)       -
      Amortization (Accretion) of
        Securities Premiums (Discounts)           15,681       17,578
      Loss on Sale of Securities                   -           11,537
      Gain on Sale of Other Real Estate          (12,971)       -
      (Increase) Decrease in Interest
        Receivable                                42,297      104,758
      (Increase) Decrease in Other Assets         36,685      (45,643)
      Increase (Decrease) in Interest
        Payable                                    1,500       17,940
      Increase (Decrease) in Other
        Liabilities                              151,976      104,351
          Net Cash Provided by Operating
            Activities                       $   461,953  $   417,896

Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold                               $(3,100,000) $(2,200,000)
  Purchases of Securities                     (1,487,109)       -
  Proceeds from Maturities of Securities         152,828      153,277
  Proceeds from Sales of Securities                -        1,017,500
  Net Increase in Loans                       (1,167,931)  (1,658,546)
  Purchases of Premises and Equipment             (9,685)     (35,386)
  Proceeds from Sales of Other Real Estate        29,971        -
          Net Cash Used in Investing
            Activities                       $(5,581,926) $(2,723,155)


                              (CONTINUED)
                                   5

                                                     (UNAUDITED)
                                                      MARCH 31,
                                                 1996         1995

Cash Flows From Financing Activities:
  Net Increase in Demand Deposits,
    NOW Accounts and Savings Accounts        $ 7,492,123  $ 1,009,953
  Net Increase (Decrease) in Certificates
    of Deposit                                  (840,103)   1,601,096
          Net Cash Provided by Financing
            Activities                       $ 6,652,020  $ 2,611,049

Increase in Cash and Due from Banks          $ 1,532,047  $   305,790

Cash and Due from Banks - Beginning of
  Period                                       2,413,042    2,592,065

Cash and Due from Banks - End of Period      $ 3,945,089  $ 2,897,855



Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                  $    19,604  $    -


    Increase (Decrease) in Unrealized
      Gain (Loss) on Securities Available
      for Sale                               $  (169,400) $   740,235


    Increase (Decrease) in Deferred Tax
      Effect on Unrealized Gain on
      Securities Available for Sale          $   (57,596) $   251,680


    Cash Payments for:
      Interest Paid on Deposits              $   473,857  $   406,247



See accountant's report and accompanying notes.

                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        March 31, 1996 and 1995



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

  Presentation

    The accompanying unaudited consolidated interim financial state-ments do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opin-ion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first three months ended March 31, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information concerning the audit-ed financial statements and notes can be obtained from Zachary Bancshares, Inc.s annual report and Form 10-K filed for the period ended December 31, 1995.

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

  Estimates

    The preparation of financial statements in conformity with general-ly accepted accounting principles requires management to make esti-mates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


  Securities

    Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for In-vestments in Debt and Equity Securities, which requires the classi-fication of securities as held to maturity, trading, or available for sale.

    Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regard-less of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank holds no securities classified as held to matu-rity or trading.

    Securities classified as available for sale are those debt securi-ties that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Secu-rities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockhold-ers' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

  Loans
    Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

    The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in managements opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncol lected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

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

    Deferred taxes are provided on a liability method in accordance with SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary dif-ferences. Temporary differences are the differences between the re-ported amounts of assets and liabilities and their tax bases.

  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax as sets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by Company in accordance with state statutes.

  Earnings per Common Share

    The computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each year, which is 193,667 in 1996 and 1995.

  Statements of Cash Flows

    For purposes of reporting cash flows, cash and due from banks in-cludes cash on hand and amounts due from banks (including cash items in process of clearing).

  Current Accounting Developments

    In December, 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instru-ments." This statement requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not such instruments are recognized in the balance sheet. As it relates to the Company, financial instruments include primarily cash equiva-lents, securities, loans, and deposits. SFAS No. 107 was adopted by the Company for the fiscal year ended December 31, 1995.

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

                            March 31, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi-cant changes in income and expenses in relation to the changes in fi-nancial position for the three months ended March 31, 1996 and 1995. This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a materi-al impact on future operating results, liquidity or capital.


FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 OVER 1995

NET INCOME

Net Income for the three month period ended March 31, 1996 as compared to the respective period in 1995 increased $28,310 or 16% to $206,510 from $178,020. The increase is attributable to a 7.6% decrease in operating expenses.

INTEREST INCOME

Interest Income for the three month period ended March 31, 1996 is $1,179,875, a 28% increase over the same period in 1995. The interest income increase resulted from the Corporation's asset mix reallocation from lower yielding securities to higher yielding loans. The subsidia-ry's loan portfolio increased 5.5% and the investment portfolio de-creased 6.8% in the time period under consideration.

INTEREST EXPENSE

Interest Expense for the quarter ended March 31, 1996 was $475,357, a 12% increase over the same quarter in 1995. Interest bearing deposits increased 8.8% from March 1995. Both volume and rates contributed to the net interest expense change.

PROVISION FOR LOSSES

The Corporation did not make a first quarter provision for loss in 1996 or 1995. The Corporation's Watch List volumes were stable in the last half of 1995 and to date in 19965. Management does not anticipate any unusual Watch List changes. Management remains committed to providing for losses in a timely manner.

TOTAL OTHER INCOME

Total Other Income for the time period under consideration increased $9,206 or 6.8%. The Corporation in 1995, sold investment securities at a net loss of $11,537; no similar gain or loss on sale of investment securities occurred in the first quarter of 1996. The 1995 loss on Security Sales allowed the Corporation to reinvest in assets that will improve future earnings.

TOTAL OTHER EXPENSES

Expenses at March 1996, decreased 7.6% or $44,997 to $546,258 from
$591,255 at March 1995.   Employee benefits increased 2% from March
1995 to 1996.  Regulatory assessments decreased 89% or $35,206 in 1996.

INCOME TAXES

The Corporation is fully taxable at the maximum rate (34%) in both 1996 and 1995 and expects to remain taxable at the current rate throughout 1996.





                                PART II


Item 6.  EXHIBITS AND REPORT

     a.  The following exhibit is filed as a part of this report.

         EXHIBIT 15 - Report of Independent Accountants


                              SIGNATURES



     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     ZACHARY BANCSHARES, INC.


Date:  May 09, 1996
                                     Harry S. Morris, Jr.
                                     President



                                     Mark Thompson
                                     Treasurer




                            April 30, 1996



                    Independent Accountant's Report





To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana


     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of March 31, 1996 and 1995, and the related Consolidated Statements of Income and Cash Flows for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     We previously audited and expressed our unqualified opinion in our report dated January 12, 1996, on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1995.

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

     The financial statements as of December 31, 1995 were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of March 31, 1996 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certified Public Accountants.


                                _______________________________
                                Mark Thompson, Treasurer and
                                Chief Financial Officer

