Form 10QSB
period 1996-06-30
ZACHARY BANCSHARES INC
filed 1996-08-12
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549



                              FORM 10 - Q

              Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

For the Quarter ended June 30, 1996    Commission File Number 2-89559
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

     Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 1996.

















                                 I N D E X



Financial Statements:


  Consolidated Balance Sheets - June 30, 1996,
    December 31, 1995 and June 30, 1995                          2


  Consolidated Statements of Income - for the three
    and six months ended June 30, 1996 and 1995                  3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the six months ended June 30,
      1996 and 1995                                              4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1996 and 1995            5 - 6

  Notes to Consolidated Financial Statements                   7 - 10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       11 - 12

  Part II - Other Information                                   13

    Signatures                                                  14

    Exhibit 15 - Report of Independent Accountant               15

  Management's Responsibility for Financial Reporting           16










                                     1



                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
            June 30, 1996, December 31, 1995 and June 30, 1995

                                  ASSETS
                                   (UNAUDITED)                (UNAUDITED)
                                     JUNE 30,   DECEMBER 31,    JUNE 30,
                                       1996         1995          1995
Cash and Due from Banks            $ 2,763,186  $ 2,312,940   $ 2,643,666
Interest Bearing Deposits in
  Other Institutions                   108,973      100,102        -
Reserve Funds Sold                     750,000    2,700,000     2,000,000
Securities Available for Sale
  (Amortized Cost $36,000,224,
  $30,016,679 and $29,451,897)      35,657,803   30,074,648    29,269,067
Loans                              $33,322,601  $30,427,051   $31,043,962
  Less:  Allowance for Loan Losses    (818,418)    (820,000)     (820,000)
                                   $32,504,183  $29,607,051   $30,223,962
Bank Premises and Equipment            940,137      935,552       928,767
Other Real Estate                      408,181      451,770       552,168
Accrued Interest Receivable            716,956      584,547       558,096
Other Assets                           224,868      103,825       177,946
      Total Assets                 $74,074,287  $66,870,435   $66,353,672

                                LIABILITIES
Deposits:
  Noninterest Bearing              $12,899,184  $11,980,278   $13,238,202
  Interest Bearing                  53,524,662   47,376,247    45,919,968
                                   $66,423,846  $59,356,525   $59,158,170
Accrued Interest Payable               182,978      170,278       167,631
Other Liabilities                      295,271      176,225       272,786
      Total Liabilities            $66,902,095  $59,703,028   $59,598,587
                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively             $ 2,160,000  $ 2,160,000   $ 2,160,000
Surplus                              1,480,000    1,480,000     1,480,000
Retained Earnings                    4,204,850    3,935,807     3,682,413
Unrealized Gain (Loss) on Secur-
  ities Available for Sale, Net       (225,998)      38,260      (120,668)
Treasury Stock (22,333 Shares
  at Cost)                            (446,660)    (446,660)     (446,660)
      Total Stockholders' Equity    $ 7,172,192  $ 7,167,407   $ 6,755,085

      Total Liabilities and
        Stockholders' Equity        $74,074,287  $66,870,435   $66,353,672


See accountant's report and accompanying notes.
                                     2

                  Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
         for the three and six months ended June 30, 1996 and 1995
                                 (UNAUDITED)            (UNAUDITED)
                                QUARTER ENDED        SIX MONTHS ENDED
                                   JUNE 30,               JUNE 30,
                               1996        1995       1996        1995
Interest Income:
  Interest and Fees on
    Loans                   $  697,928 $  650,604  $1,354,015  $1,259,068
  Interest on Securities       525,857    464,934     987,801     939,025
  Other Interest Income         39,075     55,203     100,919     119,550
      Total Interest Income $1,262,860 $1,170,741  $2,442,735  $2,317,643
Interest Expense on Deposits   538,485    458,911   1,013,842     883,098
      Net Interest Income   $  724,375 $  711,830  $1,428,893  $1,434,545
Provision for (Recovery of)
  Loan Losses                    -        (16,169)      -         (16,169)
      Net Interest Income
        After Provision for
        (Recovery of)
        Loan Losses         $  724,375 $  727,999  $1,428,893  $1,450,714
Other Income:
  Service Charges on Deposit
    Accounts                $  130,321 $  136,880  $  252,176  $  265,644
  Gain (Loss) on Securities       -       (11,413)      -         (22,950)
  Other Operating Income        15,043     11,920      36,366      28,665
       Total Other Income   $  145,364 $  137,387  $  288,542  $  271,359

       Income before Other
         Expenses           $  869,739 $  865,386  $1,717,435  $1,722,073

Other Expenses:
  Salaries and Employee
    Benefits                $  342,838 $  348,643  $  669,586  $  668,840
  Occupancy Expense             90,984     43,771     134,742      82,733
  Net Other Real Estate
    Expense                     (1,967)     -         (12,985)      5,693
  Other Operating Expenses     127,660    216,846     314,430     443,249
      Total Other Expenses  $  559,515 $  609,260  $1,105,773  $1,200,515

      Income before Income
        Taxes               $  310,224 $  256,126  $  611,662  $  521,558
Applicable Income Taxes        102,441     86,375     197,369     173,787
      Net Income            $  207,783 $  169,751  $  414,293  $  347,771

Per Share:
  Net Income                $     1.07 $      .88  $     2.14  $     1.80
  Cash Dividends            $      .75 $      .65  $      .75  $      .65



See accountant's report and accompanying notes.
                                     3

                 Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              for the six months ended June 30, 1996 and 1995

                                                      (UNAUDITED)
                                                        JUNE 30,
                                                   1996        1995

Common Stock:
  Balance - Beginning and End of Period           $2,160,000  $2,160,000

Surplus:
  Balance - Beginning and End of Period           $1,480,000  $1,480,000

Retained Earnings:
  Balance - Beginning of Period                   $3,935,807  $3,460,525
  Net Income                                         414,293     347,771
  Cash Dividends                                    (145,250)   (125,883)

  Balance - End of Period                         $4,204,850  $3,682,413

Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period                   $   38,260  $ (975,394)
        Net Change in Unrealized Gain (Loss)
        on Securities Available for Sale            (264,258)    854,726

  Balance - End of Period                         $ (225,998) $ (120,668)

Treasury Stock:
  Balance - Beginning and End of Period           $ (446,660) $ (446,660)


See accountant's report and accompanying notes.
                                     4

                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the six months ended June 30, 1996 and 1995


                                                    (UNAUDITED)
                                                      JUNE 30,
                                                1996          1995

Cash Flows From Operating Activities:
  Net Income                                $    414,293  $    347,771
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for (Recovery of) Loan
        Losses                                    -            (16,169)
      Provision for Depreciation and
        Amortization                              47,486        58,199
      Stock Dividends on Federal Home Loan
        Bank Stock                                (6,600)       -
Net (Accretion) Amortization of
        Securities (Discounts) Premiums           27,450        28,860
      (Gain) Loss on Sale of Securities           -             22,950
      Gain on Sale of Other Real Estate          (12,971)       -
      (Increase) Decrease in Accrued
        Interest Receivable                     (132,409)       (4,679)
      (Increase) Decrease in Other
        Assets                                    15,089       (34,927)
      Increase (Decrease) in Accrued
        Interest Payable                          12,700        42,520
      Increase (Decrease) in Other
        Liabilities                              119,046        73,143
          Net Cash Provided by Operating
            Activities                      $    484,084  $    517,668

Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold                              $  1,950,000  $    100,000
  Purchases of Securities Available for
    Sale                                      (7,411,927)   (3,007,089)
  Maturities or Calls of Securities Available
    for Sale                                   1,000,000     2,000,000
  Principal Payments on Mortgage-Backed
    Securities                                   407,532       153,277
  Proceeds from Sales of Securities               -          2,512,975
  Net (Increase) Decrease in Loans            (2,916,736)   (2,786,396)
  Purchases of Premises and
    Equipment                                    (52,071)      (77,501)
  Proceeds from Sales of Other
    Real Estate                                   76,164        11,201
          Net Cash Used in Investing
            Activities                      $ (6,947,038) $ (1,093,533)

                              (CONTINUED)

                                                    (UNAUDITED)
                                                      JUNE 30,
                                                1996          1995

Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                        $  4,638,174  $   (176,733)
  Net Increase (Decrease) in Certificates
    of Deposit                                 2,429,147       930,082
  Cash Dividends                                (145,250)     (125,883)

          Net Cash Provided by Financing
            Activities                      $  6,922,071  $    627,466

Increase (Decrease) in Cash and Due
  from Banks                                $    459,117  $     51,601

Cash and Due from Banks - Beginning of
  Period                                       2,413,042     2,592,065

Cash and Due from Banks - End of Period     $  2,872,159  $  2,643,666


Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                 $     19,604  $     -


      Increase (Decrease) in Unrealized
        Gain (Loss) on Securities Available
        for Sale                            $   (400,390) $  1,295,040


      Increase (Decrease) in Deferred Tax
        Effect on Unrealized Gain on
        Securities Available for Sale       $   (136,132) $    440,314


Cash Payments For:
  Interest Paid on Deposits                 $  1,001,142  $    840,578


  Income Tax Payments                       $    199,248  $    102,593

See accountant's report and accompanying notes.
                                   6

                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        June 30, 1996 and 1995

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

  Presentation

    The accompanying unaudited consolidated interim financial state-ments do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended June 30, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information concerning the audit-ed financial statements and notes can be obtained from Zachary Bancshares, Inc.s annual report and Form 10-K filed for the period ended December 31, 1995.

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

  Estimates

    The preparation of financial statements in conformity with general-ly accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.




  Securities

    Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for
  Investments in Debt and Equity Securities, which requires the classification of securities as held to maturity, trading, or available for sale.

    Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank hold no securities classified as held to maturity or trading.

    Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a securi-ty classified as available for sale would be based on various fac-tors, including significant movements in interest rates, changes in the maturity mix of the Banks assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockhold-ers equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securi-ties sold, are included in earnings.

  Loans
    Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

    The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in managements opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but un-collected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

  Allowance for Loan Losses
    The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan port-folio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered






                                   8
  in the establishment of the allowance for loan losses include man-agement's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expecta-tions of future economic conditions and their impact on particular borrowers; and other judgmental factors.

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

  Other Real Estate
    Other real estate is comprised of properties acquired through fore-closure or negotiated settlement. The carrying value of these prop-erties is lower of cost or fair value. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

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

    Deferred taxes are provided on a liability method in accordance with SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. De-ferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by Company in accordance with state statutes.

  Earnings per Common Share

    The computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each year, which is 193,667 for all periods presented.

  Statements of Cash Flows

    For purposes of reporting cash flows, cash and due from banks in-cludes cash on hand and amounts due from banks (including cash items in process of clearing).


                Zachary Bancshares, Inc. and Subsidiary

                        MANAGEMENT'S DISCUSSION

                             June 30, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of the signifi-cant changes in income and expenses in relation to the changes in fi-nancial position for the six months ended June 30, 1996 and 1995. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
   OVER 1995

NET INCOME

  Net Income for the six month period ended June 30, 1996, as compared to the respective period of 1995 increased $66,522 or 19%. Earning per share increased 19% to $2.14 in 1996 from $1.80 in 1995. The Company's increased income resulted from higher net interest in-come, a result of increased loan volume. The Company's balance sheet increased 11.6% or $7,720,615 in the period under review.

INTEREST INCOME

  Interest Income for the six month period ended June 30, 1996 was $2,442,735, an increase of $125,092 or 5% over the same period in 1995. The Company continues to emphasize loan portfolio growth, which has increased loan income.

  Loans for the six month period ended June 30, 1996, as compared to the respective period in 1995 increased $2,278,639 or 7% to $33,322,601. Loan income increased $94,947 to $1,354,015 for the six months ended June 30, 1996 from $1,259,058 for the six months ended June 30, 1995. Increased loan volume is the greatest cause of the 1996 income change.

  Securities and other interest bearing assets (excluding loans) as of June 30, 1996 increased $6,388,736 or 22% compared to the similar time period in 1995. Corresponding income accounts in the first six months of 1996 increased $30,145 or 3%. Increased volume is largest single contributing factor for the income increase.

INTEREST EXPENSE

  Interest Bearing Liabilities increased by $7,604,694 from June 30, 1995 to June 30, 1996. Interest Expense in the similar time period increased $130,744 or 15%.

PROVISION FOR LOSSES

  The Company did not make a loan loss provision in 1996 or 1995. The Company through June 30, 1995 had a negative loan loss provision (which increased income) of $16,169. Management's Watch List (assets identi-fied as weak or potentially deteriorating) indicates the current Al-lowance for Loan Losses is adequate to absorb potential losses.

OTHER INCOME

  Total Other Income for the time period under consideration increased $17,183. In 1995, the Company recognized $22,950 as Loss on Sale of Securities; the corresponding account in 1996 was zero, resulting in a total difference of $22,950. Service Charges on Deposit Accounts and Other Operating Income remained constant.

OTHER EXPENSES

  Total Other Expenses decreased $94,742 or 8%, totaling $1,105,773 in 1996. Components of Other Expenses which decreased in 1996 include $63,274 in regulatory Assessment. Employee Benefits (insurance, sala-ries and retirement) increased less than $1,000.

APPLICABLE INCOME TAXES

  The Company is fully taxable in both 1996 and 1995. Amounts expensed in the referenced time periods are $197,369 and $173,787 respectively.

EARNINGS PER SHARE

  The Company's 1996 earning per share at June 30th, increased 19% or $.34 per share over the previous year.

DIVIDENDS

  The Company's cash dividend per share at June 30, 1996 increased 15% or $.10 per share over the previous year.





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

                                        ZACHARY BANCSHARES, INC.




DATE: AUGUST 08, 1996
                                          Harry S. Morris, Jr.
                                          President




                                          Mark Thompson
                                          Treasurer














                            August 1, 1996

                    Independent Accountant's Report


To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

          We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of June 30, 1996 and 1995, and the related Consolidated Statements of Income and Cash Flows for the six month periods then ended all in accordance with standards established by the American Institute of Certified Public Accountants.
          We previously audited and expressed our unqualified opinion in our report dated January 12, 1996, on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1995.
          A review of interim financial information consists principal-ly of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for finan-cial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
          Based on our reviews, we are not aware of any material modi-fications that should be made to the accompanying consolidated finan-cial statements for them to be in conformity with generally accepted accounting principles.
                                Respectfully submitted,

                                Hannis T. Bourgeois & Co., L.L.P.
                                  15





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

     Management fulfills its responsibility for the integrity, objec-tivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are autho-rized and recorded in accordance with established policies and proce-dures. The concept of reasonable assurance is based on the recogni-tion that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes-sional staff who monitors compliance with and assesses the effective-ness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the inde-pendent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and re-sults of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management pres-ent.

     The financial statements as of December 31, 1995 were examined by Hannis T. Bourgeois & Co., L.L.P. independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of June 30, 1996 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certified Public Accountants.



                                     Mark Thompson, Treasurer
                                     and Chief Financial Officer