Form 10QSB
period 1996-09-30
ZACHARY BANCSHARES INC
filed 1996-11-12
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549



                               FORM 10 - QSB

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1996   Commission File Number 0-13397
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

     Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 1996.







                           I N D E X



Financial Statements:


  Consolidated Balance Sheets - September 30, 1996,
    December 31, 1995 and September 30, 1995              2

  Consolidated Statements of Income - for the three and
    nine months ended September 30, 1996 and 1995         3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the nine months ended September 30,
    1996 and 1995                                         4

  Consolidated Statements of Cash Flows - for the nine
    months ended September 30, 1996 and 1995             5-6

  Notes to Consolidated Financial Statements             7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                  11-12

  Part II - Other Information                             13

  Signatures                                              14

  Report of Independent Accountant                        15

  Management's Responsibility for Financial Reporting     16



                               1

                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
       September 30, 1996, December 31, 1995 and September 30, 1995
                                  ASSETS
                                  (UNAUDITED)                (UNAUDITED)
                                 SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                     1996          1995         1995
Cash and Due from Banks          $ 2,659,566    $ 2,312,940  $ 2,055,660
Interest Bearing Deposits in
  Other Institutions                 109,998        100,102       -
Reserve Funds Sold                 1,000,000      2,700,000    4,300,000
Securities Available for Sale
  (Amortized Cost $32,656,590,
  $30,016,679 and $29,290,140)    32,407,357     30,074,648   29,093,865
Loans                             36,129,291     30,427,051   30,843,988
  Less:  Allowance for Loan
    Losses                          (821,673)      (820,000)    (834,927)
                                  35,307,618     29,607,051   30,009,061
Bank Premises and Equipment        1,275,971        935,552      941,400
Other Real Estate                    408,181        451,770      532,239
Accrued Interest Receivable          549,432        584,547      539,529
Other Assets                         252,147        103,825      172,927
      Total Assets               $73,970,270    $66,870,435  $67,644,681

                                LIABILITIES
Deposits:
  Noninterest Bearing            $12,114,141    $11,980,278  $11,265,238
  Interest Bearing                53,874,633     47,376,247   46,965,937
                                  65,988,774     59,356,525   58,231,175
FHLB Borrowings                       -              -         2,000,000
Accrued Interest Payable             176,507        170,278      170,155
Other Liabilities                    367,006        176,225      323,020
      Total Liabilities           66,532,287     59,703,028   60,724,350
                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares, Respec-
  tively                           2,160,000      2,160,000    2,160,000
Surplus                            1,480,000      1,480,000    1,480,000
Retained Earnings                  4,409,137      3,935,807    3,856,532
Unrealized Gain (Loss) on Secur-
  ities Available for Sale, Net     (164,494)        38,260     (129,541)
Treasury Stock (22,333 Shares
  at Cost)                          (446,660)      (446,660)    (446,660)
      Total Stockholders' Equity   7,437,983      7,167,407    6,920,331

 Total Liabilities and

        Stockholders' Equity     $73,970,270    $66,870,435  $67,644,681



See accountant's report and accompanying notes.
                                     2
                  Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
    for the three and nine months and ended September 30, 1996 and 1995
                                 (UNAUDITED)            (UNAUDITED)
                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                               1996        1995       1996        1995
Interest Income:
  Interest and Fees on
    Loans                   $  759,907 $  660,047  $2,113,922  $1,919,115
  Interest on Securities       534,075    450,533   1,521,876   1,389,558
  Other Interest Income         13,137     52,744     114,056     172,294
      Total Interest Income  1,307,119  1,163,324   3,749,854   3,480,967

Interest Expense on Deposits   544,562    481,088   1,558,404   1,364,186
      Net Interest Income      762,557    682,236   2,191,450   2,116,781
Provision for (Recovery of)
  Loan Losses                    -          -           -         (16,169)
      Net Interest Income
        After Provision for
        (Recovery of)
        Loan Losses            762,557    682,236   2,191,450    2,132,950
Other Income:
  Service Charges on Deposit
    Accounts                   120,109    121,162     372,285     386,806
  Gain (Loss) on Securities        (64)     -             (64)    (22,950)
  Other Operating Income        21,293     15,144      57,659      43,809
       Total Other Income      141,338    136,306     429,880     407,665

       Income before Other
         Expenses              903,895    818,542   2,621,330   2,540,615

Other Expenses:
  Salaries and Employee
    Benefits                   337,900    314,571   1,007,486     983,411
  Occupancy Expense              4,796     45,607     139,538     128,340
  Net Other Real Estate
    Expense                      2,863      4,728     (10,122)     10,421
  Other Operating Expenses     249,949    188,342     564,379     631,591
      Total Other Expenses     595,508    553,248   1,701,281   1,753,763

      Income before Income
        Taxes                  308,387    265,294     920,049     786,852
Applicable Income Taxes        104,100     91,175     301,469     264,962
      Net Income            $  204,287 $  174,119  $  618,580  $  521,890

Per Share:
  Net Income                $     1.05 $      .90  $     3.19  $     2.69
  Cash Dividends            $    -     $    -      $      .75  $      .65




See accountant's report and accompanying notes.
                                     3


                  Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           for the nine months ended September 30, 1996 and 1995





                                                      (UNAUDITED)
                                                      SEPTEMBER 30,
                                                   1996        1995

Common Stock:
  Balance - Beginning and End of Period         $2,160,000  $2,160,000



Surplus:
  Balance - Beginning and End of Period         $1,480,000  $1,480,000



Retained Earnings:
  Balance - Beginning of Period                 $3,935,807  $3,460,525
    Net Income                                     618,580     521,890
    Cash Dividends                                (145,250)   (125,883)

  Balance - End of Period                       $4,409,137  $3,856,532



Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period                 $   38,260  $ (975,394)
    Net Change in Unrealized Gain (Loss)
      on Securities Available for Sale            (202,754)    845,853

  Balance - End of Period                       $ (164,494) $ (129,541)



Treasury Stock:
  Balance - Beginning and End of Period         $ (446,660) $ (446,660)


See accountant's report and accompanying notes.
                                     4

                Zachary Bancshares, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         for the nine months ended September 30, 1996 and 1995

                                                    (UNAUDITED)
                                                    SEPTEMBER 30,
                                                1996          1995

Cash Flows From Operating Activities:
  Net Income                                $    618,580  $    521,890
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for (Recovery of) Loan
        Losses                                    -            (16,169)
      Provision for Depreciation and
        Amortization                              74,143        88,498
      Stock Dividends on Federal Home Loan
        Bank Stock                                (9,800)       -
Net (Accretion) Amortization of
        Securities (Discounts) Premiums           22,901        42,738
      (Gain) Loss on Sale of Securities               64        22,950
      Gain on Sale of Other Real Estate          (12,971)       -
      (Increase) Decrease in Accrued
        Interest Receivable                       35,115        13,888
      (Increase) Decrease in Other
        Assets                                   (43,877)      (25,335)
      Increase (Decrease) in Accrued
        Interest Payable                           6,229        45,044
      Increase (Decrease) in Other
        Liabilities                              190,781       123,377
          Net Cash Provided by Operating
            Activities                           881,165       816,881

Cash Flows From Investing Activities:
  (Increase) Decrease in Interest Bearing
    Deposits in Other Institutions                (9,896)       -
  Net (Increase) Decrease in Reserve
    Funds Sold                                 1,700,000    (2,200,000)
  Purchases of Securities Available for
    Sale                                     (11,348,331)   (2,234,194)
  Maturities or Calls of Securities Available
    for Sale                                   6,000,000     1,530,315
  Principal Paydowns on Mortgage-Backed
    Securities                                   670,883        -
  Proceeds from Sales of Securities             2,024,375    2,510,920
  Net (Increase) Decrease in Loans            (5,720,171)   (2,571,495)
  Purchases of Premises and
    Equipment                                   (414,562)     (120,433)
  Proceeds from Sales of Other
    Real Estate                                   76,164        31,130
          Net Cash Used in Investing
            Activities                        (7,021,538)    3,053,757


                              (CONTINUED)
                                   5



                                                    (UNAUDITED)
                                                    SEPTEMBER 30,
                                                1996          1995


Cash Flows From Financing Activities:
  Increase in FHLB Borrowings                     -          2,000,000
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                           5,108,134    (1,036,303)
  Net Increase (Decrease) in Certificates
    of Deposit                                 1,524,115       862,657
  Cash Dividends                                (145,250)     (125,883)

          Net Cash Provided by Financing
            Activities                         6,486,999     1,700,471

Increase (Decrease) in Cash and Due
  from Banks                                     346,626      (536,405)

Cash and Due from Banks - Beginning of
  Period                                       2,312,940     2,592,065

Cash and Due from Banks - End of Period     $  2,659,566  $  2,055,660


Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                 $    19,604   $     -


      Increase (Decrease) in Unrealized
        Gain (Loss) on Securities Available
        for Sale                            $   (307,202) $  1,281,594


      Increase (Decrease) in Deferred Tax
        Effect on Unrealized Gain on
        Securities Available for Sale       $    104,448  $   (437,947)


Cash Payments For:
  Interest Paid on Deposits                 $  1,552,175  $  1,319,142


  Income Tax Payments                       $    284,000  $    294,081


See accountant's report and accompanying notes.
                                   6

                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                      September 30, 1996 and 1995



Note A - Summary of Significant Accounting Policies -
    The accounting principles followed by Zachary Bancshares, Inc. and its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The princi ples which significantly affect the determination of financial posi tion, results of operations, changes in stockholders' equity and cash flows are summarized below.

  Presentation

    The accompanying unaudited consolidated interim financial state-ments do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information con-cerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1995.

  Principles of Consolidation
    The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the Company), and its wholly-owned sub-sidiary, Bank of Zachary (the Bank). All material intercompany
  accounts  and  transactions  have  been  eliminated.   Certain
  reclassifications to previously published financial statements have been made to comply with current reporting requirements.

  Estimates

    The preparation of financial statements in conformity with gener-ally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could dif-fer from those estimates.




  Securities

    Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
  Investments in Debt and Equity Securities," which requires the classification of securities as held to maturity, trading, or available for sale.

    Securities classified as held to maturity are those debt securi-ties the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank holds no securities classi-fied as held to maturity or trading.

    Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a secu-rity classified as available for sale would be based on various fac tors, including significant movements in interest rates, changes in the maturity mix of the Bank"s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockhold ers' equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

  Loans
    Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

    The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in management's opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allow-ance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

  Allowance for Loan Losses
    The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan port-folio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include man-agement's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review pro-cess; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

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

  Bank Premises and Equipment
    Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimat-ed useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purpos-es.

    The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capital-ized.

  Other Real Estate

    Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value. Loan losses arising from the acquisition of these properties are charged against the allow-ance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

  Income Taxes

    The provision for income taxes is based on income as reported in the financial statements after interest income from state and munic-ipal securities is excluded. Also certain items of income and ex-penses are recognized in different time periods for financial state-ment purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differenc-es.



    Deferred taxes are provided on a liability method in accordance with SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for tax-able temporary differences. Temporary differences are the differ-ences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Company in accordance with state statutes.

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

                          September 30, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 1996 and 1995. This information should be read in conjunction with the finan-cial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a materi-al impact on future operating results, liquidity, or capital.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
   OVER 1995

NET INCOME

       Net Income for the nine month period ended September 30, 1996, as compared to the respective period of 1995, increased 18% or $96,690. The Company's increased income resulted from increased net interest income and lower operating expenses.

INTEREST INCOME

       Interest Income for the nine month period ended September 30, 1996 was $3,749,854, an increase of $268,887 over the same period in 1995.

       Net loans for the nine month period ended September 30, 1996, as compared to the respective period in 1995, increased $5,298,557 to $35,307,618. Loan income increased $194,807 or 10% to $3,113,925 for the nine months ended September 30, 1996 from $1,919,115 for the nine months ended September 30, 1995. Loan volume resulted in the 1996 income increase.

       Securities and other interest bearing assets (excluding loans) as of September 30, 1996 increased $123,490 compared to the similar time period in 1995. Securities and other interest bearing accounts interest income in the first nine months of 1996 increased $74,080. The income increase is a result of increased yield.

INTEREST EXPENSE

       Interest Bearing Liabilities increased by $6,908,696 or 15% from September 30, 1995 to September 30, 1996. Interest Expense in the similar time period increased $194,218 or 14%. The Subsidiary's depos-it liabilities are short-term; therefore, reflective of current market rates. The Subsidiary borrowed $2,000,000 from the Federal Home Loan Bank of Dallas in July 1995 and repaid the loan on October 3, 1995. This loan was to satisfy short funding requirements.
                                  11


PROVISION FOR LOSSES

       In the first nine months of 1996, the Company had no loan loss provision, compared to a $16,169 negative loan loss provision in the similar time period in 1995.

OTHER INCOME

       Total Other Income for the time period under consideration in-creased $22,215 or 5%. The 1995 Loss on Sale of Securities was $22,950, compared to the current year's loss on sale of $64.07. Management vol-untarily sold securities at a loss in both periods, to either improve asset quality and/or to enhance future earnings. Other components of Other Income experienced little change.

OTHER EXPENSES

       Total Other Expenses have decreased $52,482 or 3%, totaling $1,701,281 in 1996. Components of 1996 Other Expenses and the percent-age change in the specific categories are: employee benefits (insur-ance, salaries and retirement) up 2% and general operating expenses (postage, telephone, data processing, printing, supplies, etc) down 11% and occupancy expense up 9%. The Subsidiary's Federal Deposit Insur-ance Corp. premium decreased $70,444 in 1995. This decrease is reflected in the general operating expense category.

APPLICABLE INCOME TAXES

       The Company is fully taxable in both 1996 and 1995. Amounts expensed in the referenced time periods are $301,469 and $264,962 re-spectively. The Company expects to be fully taxable in the future.


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

                                     ZACHARY BANCSHARES, INC.



Date: November 11, 1996
                                       Harry S. Morris, Jr.
                                       President




                                       Mark Thompson
                                         Treasurer

                           October 9, 1996

                    Independent Accountant's Report



To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana


     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 1996 and 1995, and the related Consolidated Statements of Income and Cash Flows for the nine month periods then ended all in accordance with standards established by the American Institute of Certified Pub-lic Accountants.

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

                                /s/ HANNIS T. BOURGEOIS & CO., L.L.P.



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

     Management fulfills its responsibility for the integrity, objec-tivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are autho-ized and recorded in accordance with established policies and proce-dures. The concept of reasonable assurance is based on the recogni-tion that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes-sional staff who monitors compliance with and assesses the effective-ness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

     The financial statements as of December 31, 1995 were examined by Hannis T. Bourgeois & Co., L.L.P. independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of September 30, 1996 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accordance with standards established by the American In-stitute of Certified Public Accountants.



                                     Mark Thompson, Treasurer
                                     and Chief Financial Officer




