Form 10KSB
period 1996-12-31
ZACHARY BANCSHARES INC
filed 1997-03-28
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the
Fiscal Year Ended December 31, 1996
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
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $10.00 Par Value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No    .
Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ______.

The registrant's revenues for the fiscal year ended December 31, 1996 were $5,720,864.
State the aggregate market value of the voting stock held by non-af-filiates* of the registrant: $3,695,360 (184,768 Shares @ $20 per share). Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock $10 Par Value, 193,667 shares outstanding as of
March 1, 1997.
Documents Incorporated by Reference
          Document                                      Part of Form 10-KSB
Annual Report for Fiscal Year	Part I and Part II
  Ended December 31, 1996
Definitive Proxy Statement for 1997	Part I and Part III
  Annual Meeting of Stockholders
*For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.






	10-KSB Index

Part I


Item 1	Description of Business.................................	1
		Supplemental Financial Information:
		  Average Balance Sheets and Interest Yield Analysis....	6
			Interest Differential.................................	7
			Securities Portfolio..................................	8
			Loan Portfolio........................................
9
			Non-Performing Loans..................................
	10
			Summary of Loan Loss Experience.......................
	10
			Deposits..............................................
	12
			Return on Equity and Assets...........................
	13

Item 2	Description of Properties..............................
	14

Item 3	Legal Proceedings......................................
	14

Item 4	Submission of Matters to a Vote of Security Holders....
	14


Part II


Item 5	Market for the Registrant's Common Stock
			and Related Stockholder Matters.......................
	15

Item 6	Management's Discussion and Analysis of Financial
			Condition and Results of Operations...................
	15

Item 7	Financial Statements and Supplementary Data............
	15

Item 8	Disagreements on Accounting and Financial Disclosures..
	16


Part III


Item 9 	Directors and Executive Officers of the Registrant.....
	17

Item 10	Executive Compensation.................................
	17

Item 11	Security Ownership of Certain Beneficial Owners
			and Management........................................
	17

Item 12	Certain Relationships and Related Transactions.........
	17


Part IV


Item 13	Exhibits, Financial Statement Schedules, and Reports
			on Form 8-K...........................................
	18
		Management's Responsibility for Financial Reporting....    19
		Signatures.............................................
	20


Part I





Item 1.	Description of Business

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

The Bank presently has a main office at 4700 Main street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2210 Highway 64, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish, Louisiana. These branches were approved on November 8, 1976 and November 3, 1975, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and on November 12, 1976 and November 17, 1975, respectively, by the Federal Deposit Insurance Corporation.

Bank of Zachary is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail bank-ing, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers, among services, travelers' cheques, safe deposit boxes, note collec-tion, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.






1
The three main areas in which the Bank has directed its lendable assets are (1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and
(3) commercial and industrial loans. As of December 31, 1996, these three categories accounted for approximately 82%, 12%, and 6%, respec-tively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

The majority of the Bank's deposits are attracted from individuals and small business-related sources. The average deposit balance is rela-tively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $3,700,235 and demand deposits of $10,843,575 as of December 31, 1996. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to be-lieve that these time deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1996, the Bank had a total of 3,160 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $26,769,722; 214 accounts representing money market accounts with a total balance of $4,498,050; 2,059 savings accounts with a total balance of $7,497,717; and 1,123 other time deposit ac-counts with a total balance of $29,403,780. There are no securities held by the Bank that are subject to repurchase agreements.

The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agen-
cies), franchises or concessions. There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of the business activities. The Bank pres-ently has no plans for any new line of business requiring the invest-ment of a material amount to total assets.

Most of the Bank's business originates from within East Baton Rouge Parish, Louisiana; however, some business is obtained from the parishes immediately surrounding East Baton Rouge Parish. There has been no material effect upon the Bank's capital expenditures, earnings, or com-petitive position as a result of federal, state, or local environmental regulations.









Competition

The Bank's general market area which is East Baton Rouge Parish and the Feliciana Parishes has a population approximating 400,000 people. The primary market of the Bank is the City of Zachary with a population of approximately 9,000 people. This is the location of the main office and one of its two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

East Baton Rouge Parish, in which the City of Zachary is located, contains in excess of 150 banking offices. In the primary market area, there are two major regional banks aggressively pursuing loans, depos-its and other accounts.

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

Employees

The Bank has approximately 37 full time employees, and 6 part-time employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

Zachary Bancshares, Inc., a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, is sub-ject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

The Act requires Zachary Bancshares, Inc. to file with the Board an annual report containing such information as the Board may require.
The Board is authorized by the Act to examine the Corporation and all of its activities. The activities that may be engaged in by the Corpo-ration and its subsidiaries are limited by the Act to those so closely related












3
to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transactions; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Corporation must secure the approval of the Board prior to engaging in any of these activities.

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




Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana Act"), one-bank holding companies are authorized to operate in Louisiana provided the activities of the nonbanking subsidiaries are limited to the ownership of real estate and improvements, computer services, equipment leasing and other directly related banking activi-ties. The Louisiana Act, as amended in 1984, authorizes multi-bank holding companies within the state. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by the issuance of orders and regulations.

In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching began January 1, 1987, and regional banking began July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institu-tions to engage in a wider range of activities than were previously allowed to such institutions. Also, effective January 1, 1989, Louisi-ana's reciprocal interstate banking law allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

The Bank is subject to regulation and regular examination by the Federal Deposit Insurance Corporation and the Office of Financial Institutions of the State of Louisiana. Applicable regulations - relate to reserves, investments, loans, issuance of securities, establishment of branches and other aspects of its operations.

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



	Zachary Bancshares, Inc. and Subsidiary

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

for the years ended December 31, 1996 and 1995



	                                                1996
	                                                INTEREST   AVERAGE
	                                    AVERAGE      INCOME/    YIELD/
	                                    BALANCE      EXPENSE     RATE
          ASSETS
Interest Earning Deposits and
	Reserve Funds Sold	$ 2,773,000	$  147,658	 5.32%
Securities:
	Taxable	33,224,000	2,033,691	6.12
Loans-Net	33,645,000	2,938,522	 8.73
		Total Earning Assets	           69,642,000	 5,119,871	 7.35


Allowance for Loan Losses	(821,000)
Nonearning Assets	 4,735,000
		Total Assets	$73,556,000


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings	$    13,000	     777	 5.98
Savings and NOW Accounts	19,065,000	563,929	2.96
Insured Money Market Accounts	5,155,000	102,286	1.98
Certificates of Deposit	28,592,000	   1,459,288	 5.10
		Total Interest Bearing
			Liabilities	           52,825,000	          2,126,280
4.03

Demand Deposits	         13,042,000
Other Liabilities	          567,000
Stockholders' Equity	 7,122,000
		Total Liabilities and
			Stockholders' Equity	$73,556,000


Net Interest Income - Tax Equivalent Basis		 2,993,591
Tax Equivalent Adjustment		    -
		Net Interest Income		$2,993,591


Net Interest Income - Spread			  3.32%



Net Interest Income as a % of Total Earning Assets	     	 4.30%






6










              1995
              INTEREST   AVERAGE
  AVERAGE      INCOME/    YIELD/
  BALANCE      EXPENSE     RATE


	$ 3,941,000	$  225,118	 5.71%

	28,991,000	1,832,056	 6.32
	30,284,000	2,626,956	 8.67
	 63,216,000	 4,684,130	 7.41


	(830,000)
	 4,779,000
$67,165,000




	    $   500,000	   31,406		    6.28
	15,355,000	421,797	 2.75
	6,493,000	134,794	 2.08
	25,692,000	1,238,862	 4.82


	 48,040,000	 1,826,859	 3.80

 12,259,000
	554,000
	 6,312,000

	$67,165,000


		2,857,271
		    -
		$2,857,271


			 3.61%



			 4.52%





Zachary Bancshares, Inc. and Subsidiary

INTEREST DIFFERENTIAL

for the year ended December 31, 1996






	                                            1996 OVER 1995
	                                         CHANGE             TOTAL
	                                     ATTRIBUTABLE TO      INCREASE
	                                    VOLUME       RATE    (DECREASE)

Interest Earning Assets:
	Reserve Funds Sold	$ (64,391)	$ (13,069)	$ (77,460)
	Securities	263,571	(61,937)	201,634
	Loans	 292,398	  19,169	 311,567
			Total Interest Income	 491,578	  (55,837)
435,741



Interest Bearing Liabilities:
	Bank Borrowings	         (29,856)	      (773)	   (30,629)
	Savings and NOW Accounts	105,956	36,176	142,132
	Insured Money Market Accounts 	(26,923)	(5,585)	(32,508)
	Certificates of Deposit	 144,134	  76,292	 220,426
			Total Interest Expense	          193,311	 106,110	 299,421


Increase in Interest Differential	$ 298,267	$(161,947)	$ 136,320










Note: The change in interest due to both volume and rate changes has been allocated equally between volume and rate.












Securities Portfolio

Amortized cost and fair values of securities available for sale at December 31, 1996 and 1995 are summarized as follows:







                                               1996
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                       COST        GAINS       LOSSES      VALUE    YIELD*

U.S. Treasury
 Securities:
	Within 1 Year        	$ 2,995,866	$  7,755	$     (971)	$ 3,002,650	5.61%
  Over 1 through
	 5 Years	               1,956,468	   19,312	      -    	 1,975,780	5.13
			                   	$ 4,952,334	$ 27,067	$     (971)	$ 4,978,430	5.42%


Securities of Other
 U.S. Government
 Agencies:
 Within 1 Year        	$ 4,000,620	$ 13,314	$    -    	$ 4,013,934	 6.27%
 Over 1 Through
	 5 Years	              12,439,925  	72,501	 (15,681)  	12,496,745	6.23
 Over 5 Years	           1,052,222	   -   	   (7,062)  	 1,045,160	6.50
		                   		$17,492,767	$ 85,815	$ (22,743)	$17,555,839	6.26%



Mortgage-Backed
 Securities:
	Over 10 Years       	$ 3,211,309	$ 36,852	$    -    	$ 3,248,161	7.26%


Collateralized
 Mortgage
 Obligations:
   5-10 Years	       $ 1,010,695	$   -   	$  (11,325)	$   999,370	5.68%
	 Over 10 Years        5,660,442      -   	 (140,523)	  5,519,919 5.62
                 				$ 6,671,137	$   -   	$ (151,848)	$ 6,519,289	5.62%




Equity Securities 	  $   227,100	$   -   	$    -    	$   227,100	6.01%



*Weighted Average Yield.








8

                                               1995
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                       COST        GAINS       LOSSES      VALUE    YIELD*

U.S. Treasury
 Securities:
  Within 1 Year   	$ 1,000,383 	$   -   	   $  (8,663)	$   991,720	 4.33%
  Over 1 through
	 5 Years	           2,998,784	  20,464	       (4,398)	  3,014,850  5.61
                   $ 3,999,167 $ 20,464     $ (13,061) $ 4,006,570  5.29


Securities of Other
 U.S. Government
 Agencies:
 Within 1 Year   	$ 7,026,960	$ 30,390     	$  (2,789)	$ 7,054,561	6.00%
	Over 1 through
	 5 Years	          7,046,890	 112,495	           (96) 	 7,159,289	6.32
              				$14,073,850	$142,885	     $  (2,885)	$14,213,850	6.16%


Mortgage-Backed
 Securities:
	Over 10 Years  	$ 3,936,765 	$ 71,047     	$    -    	$ 4,007,812	7.03%


Collateralized
 Mortgage
 Obligations:
	Over 10 Years  	$ 7,792,897 	$   -        	$ 160,481 	$ 7,632,416	5.64%


Equity Securities	$   214,000	$   -        	$    -    	$   214,000	4.18%




*Weighted Average Yield.

LOAN PORTFOLIO



An analysis of the loan portfolio at December 31, 1996 and 1995, is as follows:


                                                   1996         1995

	Real Estate Loans - Construction	             $ 3,646,767	$ 2,380,561
	Real Estate Loans - Mortgage		                 27,004,473 	22,117,255
	Loans to Farmers		                                 65,163     	54,043
	Commercial and Industrial Loans		               2,210,904  	2,298,901
	Loans to Individuals		                          3,752,088  	2,865,982
	All Other Loans		                                 580,658	    710,309
	    Total Loans	                             	$37,260,053	$30,427,051
	Unearned Income		                                   -         	 -
	 	Allowance for Loan Losses		                    (820,227)	  (820,000)

                                           				$36,439,826	$29,607,051

The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 1996 and 1995:



INTEREST RATE              MATURITY             1996         1995

  Various		           1 Year or Less	       $ 2,484,074	$ 1,527,597
  Fixed          	   	1 Year or Less          8,789,647  	5,874,572
  Fixed		             Over 1 Through 5 Years 21,939,041 	18,775,965
  Fixed	             	Over 5 Years	           3,865,454  	4,034,722
  Nonaccrual         	Various	                  181,837	    214,195
			                                        	$37,260,053	$30,427,051





Note: The information necessary for a breakdown of maturity of the various types of loans is not readily available. The Corporation has no foreign loans.

NON-PERFORMING LOANS

The following table presents information on the amount of non-per-forming loans at December 31, 1996 and 1995:



					                                           1996         1995

Loans accounted for on a non-accrual basis	$   181,837	$   214,195

Loans contractually past due ninety days
  or more as to principal or interest
  payments	                   	                    -         	 -

Loans whose terms have been renegotiated
  to provide a reduction or deferral of
  interest or principal due to a deteri-
  oration in the financial position of
  the borrower		                                 58,231    	 69,572
Loans now current where there are serious
  doubts as to the ability of the borrower
  to comply with present loan repayment
  terms			                                          -    	     -
				                                        $   240,068 	$   283,767



SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the allowance for loan losses:

                                                Year Ended December 31
                                          				    1996   	    1995

Amount of Loans Outstanding at End of
  Period			                                     $37,260,053	$30,427,051





(CONTINUED)
10
                                              Year Ended December 31
                                                 1996         1995

Daily Average Amount of Loans                	$33,645,000	$30,284,000


Balance of Allowance for Loan Losses
  at Beginning of Period                     	$   820,000	$   820,000

Loans Charged Off:
  Real Estate                        		            -     	      1,261
  Commercial, Industrial and Agricultural	               -     	 -
  Individuals and Others	                           19,828	    18,223
				                                                19,828	     19,484
Recoveries of Loans previously charged off:
  Real Estate		                                     -     	      1,157
  Commercial, Industrial and Agricultural	          -          	87,904
  Individuals and Others	                           20,055 	     7,797
    Total Recoveries	                               20,055	     96,858

    Net Loans Charged Off               	             (227)    (77,374)
Additions to Allowance Charged to Expense	           -    	    (77,374)
Balance at End of Period	                      $   820,227	 $   820,000


Ratio of Net Charge-Offs to Total Loans
  Outstanding		                                       0.00%     	(.26%)


Ratio of Net Charge-Offs to Average Loans
  Outstanding	                           	            0.00%     	(.26%)





The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current es-timates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.




11
The allowance for loan losses has been allocated according to the type of loan described:



                         December 31, 1996         December 31, 1995
                                   PERCENT OF               PERCENT OF
                                    LOANS IN                 LOANS IN
                                 EACH CATEGORY            EACH CATEGORY
                                    TO TOTAL                 TO TOTAL
                      ALLOWANCE      LOANS     ALLOWANCE      LOANS
Real Estate	$ 674,719	82.26%	$ 660,264	80.52%
Commercial, Industrial
  and Agricultural	       50,116	    6.11	63,386	 7.73
Individuals and Others	  95,392	 11.63	  96,350	 11.75
		$ 820,227	         100.00% 		$ 820,000
	100.00%





Management reviews the allowance for loan loss on a monthly basis. As discussed above, we consider historical loss experience as well as eco-nomic factors that effect our local economy. Specific risk factors that are inherent with certain types of lending are also considered. Past experience shows that our greatest exposures are in the area of com-mercial and real estate mortgage loans. Real estate loans represent approximately 82% of our loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 6% of the portfolio. After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that an allowance of $800,000 to $850,000 is adequate.

Management's internal Watch List identifies loans requiring special supervision because of unexpected changes in various risk conditions.
The Watch List may include both accruing and nonaccrual loans. The Watch List categories resemble our regulators classification methods. Our categories by type and the similar regulatory classification are: Type One, Loss; Type Two, Doubtful; Type Three, Substandard; Type Four, OAEM (Other Assets Especially Mentioned). OAEM loans require special observa-tion to determine if current conditions warrant a reclassification.
WATCH LIST
(000 omitted)
                     TYPE ONE    TYPE TWO    TYPE THREE    TYPE FOUR
	12/31/96	-      	$27       	$1,573    	-
	12/31/95	-      	-        	$1,241    	-
     12/31/94	-      	 -        	$  831    	-
     12/31/93            -         $40         $  796          -

The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends.

Deposits

The average daily balances and average rates paid on deposits for the reported periods are listed below:




12

                                 1996                    1995
                         AVERAGE     AVERAGE     AVERAGE     AVERAGE
                          BALANCE    RATE PAID    BALANCE    RATE PAID
Noninterest Bearing
  Demand Deposits		$13,042,000	 -  % 	$12,259,000	-  %
Savings and Now
  Accounts		                   19,065,000	        2.96% 	15,355,000
	2.75%
Insured Money Market
  Accounts		                 5,155,000	         1.98% 	6,493,000
	2.08%
Certificates of
  Deposit			28,592,000	    5.10% 	25,692,000	4.82%
Total Deposits		$65,854,000		$59,799,000



Maturities of time deposits of $100,000 or more at December 31, 1996, are summarized below:

			   3 Months or Less	$ 2,950,202
			   Over 3 through 12 Months	7,565,176
			   Over 12 Months	   742,149
				$11,257,527


RETURN ON EQUITY AND ASSETS

The table below summarizes significant financial ratios for the years ended December 31, 1996 and 1995:

                                                1996         1995
Average Total Assets	$73,556,000	$67,165,000
Average Stockholders' Equity	$ 7,122,000	$ 6,312,000
Net Income	$   819,326	$   765,783
Earnings per Share-Common	$      4.23	$      3.95
Cash Dividends Paid per Share-Common	$      1.65	$      1.50
Return on Average Total Assets	       1.11%	       1.14%
Return on Average Stockholders' Equity	       11.50%	      12.13%
Dividend Payout Percentage	             39.01%	      37.97%
Average Equity to Average Assets	       9.68%	       9.40%















13
Item 2.  Description of Properties

The Bank owns eight pieces of property described below: (a) The land on which the Bank's main operating office is located at 4700 Main Street, Zachary, Louisiana. The office building is approximately 11,500 square feet and includes the Executive Offices, Officers' platform, Note Depart-ment, Paying and Receiving functions, and file room. Cost of the property in 1956 was $17,500; construction costs to the building includ-ing renovations total approximately $357,000. (b) Adjacent to the Bank lot is a portion of the Bank's parking lot containing 45 parking places.
This lot was purchased in 1964 at a cost of $12,145.   In 1971 the Bank
purchased additional property to add to the employee lot. This lot contains 26 spaces and was purchased at a cost of $30,600. (d) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and construction and improvements have totaled approximately $122,000. This branch is known as the Central Branch. (e) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (f) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site. The cost was $10,000. The construction cost was approximately $79,000. This is known as the Plaza Branch. (g) Another parcel adjacent to this was purchased later in 1977 at a cost of $6,500 for parking area. (h) Included in land is $300,903 that the Bank paid to purchase 2.1 acres of land in downtown Zachary. This land will be used for future expansion. In the interim, this location provides parking facilities. (i) In July 1982 the Bank constructed a 4,000 square foot operational center located at 4680 Main Street, Zachary. This facility houses Bookkeeping, General Ledger, Central Information Files and other operational functions. The cost of this facility including remodeling was approximately $128,000.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security
	    Holders

No matters were submitted to a vote of security holders during the f-ourth quarter of the year ended December 31, 1996.
















14


Part II



Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

The Corporation's stock is not listed on any security exchange. Due to the lack of an active trading market, Zachary Bancshares, Inc. does not have the available information to furnish the high and low sales prices or the range of bid and ask quotations for its stock.

The Corporation has 578 stockholders of record as of March 1, 1997.

Cash dividends of $1.65 and $1.50 were paid for the years 1996 and 1995. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information called for by Item 6 is included in the Corporation's 1996 Annual Report in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7.  Financial Statements and Supplementary Data

The following financial statements of the Corporation in the Cor-poration's 1996 Annual Report are hereby specifically incorporated by reference:

	Audited Financial Statements:

	  Independent Auditor's Report

	  Consolidated Balance Sheets
	    December 31, 1996 and 1995

	  Consolidated Statements of Income
         for the years ended December 31, 1996 and 1995

	  Consolidated Statements of Changes in
	    Stockholders' Equity for the years ended
         December 31, 1996 and 1995




(CONTINUED)

15
	  Consolidated Statements of Cash Flows
	    for the years ended December 31, 1996 and 1995

	  Notes to Consolidated Financial Statements
	    December 31, 1996 and 1995


Item 8.  Disagreements with Accountants on Accounting and Financial
Disclosures

No disagreement with the Corporation's independent accountants on ac-counting and financial disclosure has occurred during the past 24 months.




16


PART III


Items 9, 10, 11 and 12.

The information required by items 9, 10, 11 and 12 is included in the Corporation's Proxy Statement, for the 1997 Annual Meeting of
Stockholders and is incorporated herein by reference.


17


PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)		Financial Statements

		1.	The financial statements of Zachary Bancshares, Inc. in the
Corporation's 1996 Annual Report are incorporated by refer-
ence in Item 7.

		2.	Other financial statement schedules are either omitted
because they are inapplicable or included in the financial statements or related notes.

(b)		Reports on Form 8-K

		None filed.

		Exhibits
		3.	Articles of Incorporation and bylaws of Zachary Bancshares,
Inc. are incorporated by reference to the Corporation's
Registration Statement on Form S-14 filed on February 17,
1986, with the Securities and Exchange Commission.

		4.  Amended Bylaws of Zachary Bancshares, Inc. dated December
		    19, 1996.

	    13.	1996 Annual Report of Zachary Bancshares, Inc.

         22.  Subsidiary of the Registrant.

	    23.	Definitive  Proxy Statement  for the 1997  Annual Meeting
              of Stockholders' of Zachary Bancshares, Inc.


18


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

Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related in-ternal accounting controls that are designed to provide reasonable assur-ance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting con-trols, Zachary Bancshares, Inc. has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

The financial statements as of December 31, 1996, were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.
9


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			                     ZACHARY BANCSHARES, INC.



                                   /s/ Harry S. Morris, Jr.
                                   Harry S. Morris, Jr.
                                   President

                                   Dated  March 20, 1997



20


Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 20, 1997:


/s/ Russell Bankston                    Chairman and Director
Russell Bankston


/s/ Harry S. Morris, Jr.                President and Director (Principal
Harry S. Morris, Jr.                    Executive Officer)


/s/ Winston E. Canning                  Secretary and Director
Winston E. Canning


/s/ Mark Thompson                       Treasurer
ark Thompson


/s/ Hardee M. Brian                     Director
Hardee M. Brian


/s/ Howard L. Martin, M.D.              Director
Howard L. Martin, M.D.


/s/ A. C. Mills, III                    Director
A. C. Mills, III


/s/ Rodney Samuel Johnson               Director
Rodney Samuel Johnson


21