Form 10QSB
period 1997-03-31
ZACHARY BANCSHARES INC
filed 1997-05-15
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D. C. 20549

	FORM 10 - QSB

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter ended March 31, 1997   Commission File Number 13397



                          Zachary Bancshares, Inc
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

	Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 1997.











I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    March 31, 1997, December 31, 1996 and March 31, 1996			 2

  Consolidated Statements of Income -
    for the three months ended March 31, 1997 and 1996			 3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 1997 and 1996			 4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 1997 and 1996			5-6

  Notes to Consolidated Financial Statements				7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations				    	11-12

  Part II - Other Information                               				  13

  Signatures                                               					  14

  Report of Independent Accountant                          			   	  15

  Management's Responsibility for Financial Reporting        		 	  16
















1




Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 1997, December 31, 1996 and March 31, 1996
ASSETS
          		                  	  (UNAUDITED)              (UNAUDITED)
                                 MARCH 31,    DECEMBER 31,  MARCH 31,
             			             			__1997__      __1996__       __1996__
Cash and Due from Banks			    	$ 3,628,342  	$ 3,654,801	  $ 2,839,834
Interest Bearing Deposits in
	Other Institutions			             91,063	       111,469	    1,105,255
Reserve Funds Sold	               800,000	       850,000	    5,800,000
Securities Available for Sale
	(Amortized Cost $29,536,576,
	$32,554,647 and $31,333,679) 	29,322,066	    32,528,819	   31,227,248
Loans		                        37,581,194  	  37,260,053    31,577,859
  Less:  Allowance for
         Loan Losses             (825,339)      (820,227)     (822,481)
				                           36,755,855	    36,439,826  	 30,755,378

Bank Premises and Equipment     1,448,099      1,339,439	      921,562
Other Real Estate	                408,181	       408,181	      454,374
Accrued Interest Receivable	      545,480	       612,568	      542,250
Other Assets                       68,566         82,324       124,736
         Total Assets	        $73,067,652    $76,027,427   $73,770,637

LIABILITIES
Deposits:
  Noninterest Bearing	      $12,456,517      $12,327,349   	$12,451,227
  Interest Bearing	          52,577,401    	  55,841,920  	  53,557,318
				        	                65,033,918	      68,169,269  	  66,008,545
Accrued Interest Payable	       178,912	         185,288        171,778
Other Liabilities               163,643           60,994        328,201
      Total Liabilities	     65,376,473       68,415,551  	  66,508,524

STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares, Respec-
	tively       		              2,160,000	       2,160,000  	   2,160,000
Surplus	                      1,480,000	       1,480,000  	   1,480,000
Retained Earnings        	    4,639,416	       4,435,582  	   4,142,317
Unrealized Gain (Loss) on Secur-
  ities Available for Sale, Ne (141,577)         (17,046)	      (73,544)
Treasury Stock (22,333 Shares
  at Cost)                 	   (446,660)        (446,660)      (446,660)
      Total Stockholders'
       Equity		               7,691,179	       7,611,876	     7,262,113

      Total Liabilities and
	      Stockholders' Equity $73,067,652	     $76,027,427	   $73,770,637

See accountant's report and accompanying notes.
                2



Zachary Bancshares, Inc. and Subsidiary
 CONSOLIDATED STATEMENTS OF INCOME
for the three months ended
March 31, 1997 and 1996
                                                   (UNAUDITED)
                             								           THREE MONTHS ENDED
				                                                MARCH 31
                                                  1997      1996
Interest Income:
  Interest and Fees on Loans	   	         			$  798,961	 $  656,087
  Interest on Securities	          					        473,627	    461,944
  Other Interest Income	                         24,549      61,844
      Total Interest Income	         				   	 1,297,137	  1,179,875
Interest Expense on Deposits	                   530,872	    475,357
      Net Interest Income	         		           766,265	    704,518
Provision for (Recovery of) Loan Losses           7,479         -
      Net Interest Income After Provision for
	  (Recovery of) Loan Losses	         		   	    758,786	     704,518
Other Income:
  Service Charges on Deposit Accounts	     	    124,487	     121,855
  Gain (Loss) on Securities	       				         (913)	         -
  Other Operating Income    		                   27,494       21,323
       Total Other Income	       	              151,068      143,178
       Income before Other Expenses             909,854      847,696

Other Expenses:
  Salaries and Employee Benefits	               332,266	     326,748
  Occupancy Expense                              49,358       43,758
  Net Other Real Estate Expense	          		      1,200	     (11,018)
  Other Operating Expenses		                    227,143	     186,770
      Total Other Expenses	        	        	   609,967      546,258

      Income before Income Taxes		              299,887	     301,438
Applicable Income Taxes           		             96,053       94,928
      Net Income							                      $  203,834	  $  206,510

Per Share:
  Net Income               			               $     1.05   $     1.07


See accountant's report and accompanying notes.

3










Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the three months ended March 31, 1997 and 1996



                   		                                  (UNAUDITED)
       		                                    	          MARCH 31,
                                                1997               1996

Common Stock:
  Balance - Beginning and End of Period			$2,160,000	$2,160,000



Surplus:
  Balance - Beginning and End of Period			$1,480,000	 $1,480,000



Retained Earnings:
  Balance - Beginning of Period	         	$4,435,582 	$3,935,807
  	Net Income                     	 				     203,834     206,510

  Balance - End of Period	            				$4,639,416 	$4,142,317

Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period		       		$  (17,046)	 $  38,260
	  Net Change in Unrealized Gain (Loss)
       on Securities Available for Sale     (124,531)	  (111,804)

  Balance - End of Period	            				$ (141,577)  $ (73,544)



Treasury Stock:
  Balance - Beginning and End of Period			$  (446,660)	$  (446,660)


See accountant's report and accompanying notes.
4












Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 1997 and 1996
        			                      	                 (UNAUDITED)
                       								                     MARCH 31,
                                         							1997             1996
Cash Flows From Operating Activities:
  Net Income							                         $   203,834     $   206,510
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for (Recovery of) Loan
        Losses	                         							   7,479	 	         -
      Provision for Depreciation and
        Amortization	     						                  34,097        	23,675
	Stock Dividends on Federal Home Loan
	  Bank Stock	   					                            (3,300)	       (3,400)
        Net (Accretion) Amortization of
        Securities (Discounts) Premiums           (8,035)       	15,681
      (Gain) Loss on Sale of Securities	     				    913		         -
      Gain on Sale of Other Real Estate					         -          (12,971)
	(Increase) Decrease in Accrued
	  Interest Receivable						                      67,088  	      42,297
      (Increase) Decrease in Other  Assets	 				  86,691         36,685
      Increase (Decrease) in Accrued
	  Interest Payable	  						                      (6,376) 	    	  1,500
      Increase (Decrease) in Other
        Liabilities	 							                      93,867        151,976
          Net Cash Provided by Operating
            Activities	       							            476,258        461,953

Cash Flows From Investing Activities:
	(Increase) Decrease in Interest Bearing
		Deposits in Other Institutions	           			   20,406     (1,005,153)
  Net (Increase) Decrease in Reserve
    Funds Sold	      							                      50,000     (3,100,000)
	Purchase of Federal Home Loan Bank Stock	(21,900)	-
  Purchases of Securities Available for Sale  (2,030,544)    (1,487,109)
	Principal Paydowns on Mortgage-Backed
		Securities						                                98,698        152,828
  Proceeds from Sales of Securities	   				    4,982,239      	    -
  Net (Increase) Decrease in Loans   	      			 (323,508)    (1,167,931)
  Purchases of Premises and
		Equipment	     				                           (142,757)      	 (9,685)
  Proceeds from Sales of Other
    Real Estate                                    -             29,971
          Net Cash Provided by (Used in)
	    Investing Activities	               	     2,632,634     (6,587,079)
(CONTINUED)
                          5

                                   							       (UNAUDITED)
                                                  MARCH 31,
                   	                    				    1997            1996
Cash Flows From Financing Activities:
	Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts          				          (3,155,438)     	7,492,123
  Net Increase (Decrease) in Certificate
          of Deposit	   						                  20,087     	  (840,103)

          Net Cash Provided by Financing
            Activities       				           (3,135,351)    	 6,652,020

Increase (Decrease) in Cash and Due
	from Banks		                			               (26,459)   	    526,894

Cash and Due from Banks - Beginning of
  Period                							              3,654,801     	 2,312,940

Cash and Due from Banks - End of Period    $ 3,628,342     $ 2,839,834

Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                $     -         $    19,604

	  Increase (Decrease) in Unrealized
        Gain (Loss) on Securities Available
        for Sale          						          $  (188,682)     $  (169,400)

	  Increase (Decrease) in Deferred Tax
        Effect on Unrealized Gain (Loss)
        on Securities Available for Sale  $      64,151   	$    57,596

Cash Payments For:
  Interest Paid on Deposits					          $    537,248     $   473,857

  Income Tax Payments (Refunds)           $    (14,719)    $      -

See accountant's report and accompanying notes.

Zachary Bancshares, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 1997 and 1996

Note A - Summary of Significant Accounting Policies -
The accounting principles followed by Zachary Bancshares, Inc. and its wholly -owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a con-sistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and cash flows are summarized below.

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjust-ments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended March 31, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information concerning the audited financial statements and notes can be obtained from Zachary Banc-shares, Inc.s annual report and Form 10-KSB filed for the period ended December 31, 1996.

	Principles of Consolidation
The consolidated financial statements include the accounts of Zachary Banc-shares, Inc.(the Company), and its wholly-owned subsidiary, Bank of Zachary (the Bank). All material intercompany accounts and transactions have
been  eliminated.   Certain reclassifications to previously published finan-
cial statements have been made to comply with current reporting requirements.


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

	Securities

Securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Investments in Debt and Equity Securities, which requires the classification of securities as held to maturity, trading, or available for sale.

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank holds no securities classified as held to maturity or trading.

Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Banks assets and lia-bilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stock-holders equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

	Loans
Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recog-nized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discon-tinued when, in managements opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

	Allowance for Loan Losses
The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan port-folio. Factors considered inthe establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by re-gulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judg-mental factors.

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

	Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accele-rated methods for income tax purposes.

The cost of assets retired or otherwise disposed of and the related accumu-lated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

	Other Real Estate

Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value. Loan losses arising from the acquisition of these pro-perties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

	Income Taxes

The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is ex-cluded. Also certain items of income and expenses are recognized in dif-ferent time periods for financial statement purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

Deferred taxes are provided on a liability method in accordance with SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a
9
valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The corporation and its subsidiary file a consolidated federal income tax return In addition, state income tax returns are filed individually by the Company in accordance with state statutes.

	Earnings per Common Share

The computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock out-standing during each year, which is 193,667 for all periods presented.

	Statements of Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clear-ing).





























	Zachary Bancshares, Inc. and Subsidiary


	MANAGEMENT'S DISCUSSION


	March 31, 1997




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi-cant changes in income and expenses in relation to the changes in fi-nancial position for the three months ended March 31, 1997 and 1996 This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.


FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 OVER 1996

NET INCOME

Net Income was $203,834 for the three month period ended March 31, 1997 compared to $206,510 in the same period in 1996. The change is largely attributable one time expenses incurred with a data processing system installed in February, 1997.

INTEREST INCOME

Interest Income for the three month period ended March 31, 1997 is $1,297,137, a 10% increase over the same period in 1996. The interest income increase resulted from the Corporation's asset mix reallocation from lower yielding securities to higher yielding loans. The subsidia-ry's loan portfolio increased 19% and the investment portfolio decreased 6.1% in the time period under consideration.

INTEREST EXPENSE

Interest Expense for the quarter ended March 31, 1997 was $530,872, a 11% increase over the same quarter in 1996. Interest bearing deposits decreased 2% from March 1996. However, the 1997 average balance in interest bearing deposits was approximately $1,500,000. higher than the quarter end amount. Both volume and rates contributed to the net interest expense change.


PROVISION FOR LOSSES

The Corporation did not make a first quarter provision for loss in 1996. The Corporation has expensed $7,499 provision for loan losses thus far in 1997, due to increase loan volume. The Corporation's Watch List volumes were stable in the last half of 1996 and to date in 1997. Management does not anticipate any unusual Watch List changes. Management remains committed to providing for losses in a timely manner.

TOTAL OTHER INCOME

Total Other Income for the time period under consideration increased $7,890 or 5.5%. In 1997, the Corporation waived approximately $12,000 in service charge connected with the afore mention data processing installation.

TOTAL OTHER EXPENSES

Other Expenses at March 1997, increased 11% or $60,709 to $609,967 from
$546,258 at March 1996.   Employee benefits were virtually unchanged in
the time periods under consideration. Occupancy expense increase 12%, the majority this increase is related data processing equipment installed late in the first quarter of 1997. The Corporation incurred approximately $15,000 in one time expenses (printing, training, etc.) attributable to the data processing conversion.

INCOME TAXES

The Corporation is fully taxable at the maximum rate (34%) in both 1997 and 1996 and expects to remain taxable at the current rate throughout 1997.


















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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial state-ments for them to be in conformity with generally accepted accounting principles.

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

	Management fulfills its responsibility for the integrity, objec-tivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are author-ized and recorded in accordance with established policies and proce-dures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes-sional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

	The financial statements as of December 31, 1996 were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of March 31, 1996 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certified Public Accountants.

				_______________________________
                                Mark Thompson, Treasurer and
                                Chief Financial Officer

