Form 10QSB
period 1997-06-30
ZACHARY BANCSHARES INC
filed 1997-08-14
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                           	WASHINGTON, D. C. 20549

                                 	FORM 10 - Q

                  	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 1997    Commission File Number 2-89559
                         Zachary Bancshares, Inc.
	(Exact name of registrant as specified in its charter)


             Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
        of organizaton)                 or Identification No.)

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

     Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 1997.

                               	I N D E X

Financial Statements:


  Consolidated Balance Sheets - June 30, 1997,
    December 31, 1995 and June 30, 1996                          2


  Consolidated Statements of Income - for the three
    and six months ended June 30, 1997 and 1996                  3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the six months ended June 30,
      1997 and 1996                                              4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1997 and 1996            5 - 6

  Notes to Consolidated Financial Statements                   7 - 10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       11 - 13

  Part II - Other Information	 14

  Signatures	 15

  Exhibit 15 - Report of Independent Accountant                 16

  Management's Responsibility for Financial Reporting           17





1


                  Zachary Bancshares, Inc. and Subsidiary
                      CONSOLIDATED BALANCE SHEETS
            June 30, 1997, December 31, 1996 and June 30, 1996
                                  ASSETS

                              	(UNAUDITED)                     (UNAUDITED)
                             		  JUNE 30,      DECEMBER 31,       JUNE 30,
                                  1997            1996              1996
Cash and Due from Banks   	    $ 3,003,080     	$ 3,654,801    	$ 2,763,186
Interest Bearing Deposits in
	Other Institutions	                92,395         	111,469	        108,973
Reserve Funds Sold	              1,200,000       	  850,000	        750,000
Securities Available for Sale
	(Amortized Cost $28,467,639,
	$32,554,647 and $36,000,224)	  28,411,277      	32,528,819     	35,657,803
Loans		                         40,514,930	      37,260,053	     33,322,601
  Less:  Allowance for Loan
         Losses                	  (819,781)     	  (820,227)       (818,418)
                         				   39,695,149     	 36,439,826    	 32,504,183
Bank Premises and Equipment	     1,480,581	       1,339,439	        940,137
Other Real Estate	                 363,003	         408,181	        408,181
Accrued Interest Receivable	       586,025	         612,568        	716,956
Other Assets                     	  52,795           82,324         224,868
      Total Assets             $74,884,305     	$76,027,427    	$74,074,287
			LIABILITIES
Deposits:
  Noninterest Bearing         	$13,734,835     	$12,327,349	    $12,899,184
  Interest Bearing	             52,908,408	      55,841,920	     53,524,662
				                            66,643,243     	 68,169,269      66,423,846
Accrued Interest Payable	          187,432          185,288        	182,978
Other Liabilities                  184,841      	    60,994     	   295,271
      Total Liabilities	        67,015,516	      68,415,551    	 66,902,095

STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively        	$ 2,160,000     	$ 2,160,000    	$ 2,160,000
Surplus	                	        1,480,000	       1,480,000      	1,480,000
Retained Earnings        	       4,712,648	       4,435,582	      4,204,850
Unrealized Gain (Loss) on Securities
Available for Sale, Net Treasury   (37,199)	        (17,046)      	(225,998)
Stock (22,333 Shares at Cost)     (446,660)        (446,660)       (446,660)
      Total Stockholders'
            Equity   	           7,868,789      	  7,611,876    	 7,172,192
      Total Liabilities and
	      Stockholders' Equity   	$74,884,305	      $76,027,427   	$74,074,287


See accountant's report and accompanying notes.
2

                    	Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF INCOME
           for the three and six months ended June 30, 1997 and 1996
                           (UNAUDITED)                   (UNAUDITED)
                          QUARTER ENDED               SIX MONTHS ENDED
                             JUNE 30,                      JUNE 30,
                         1997        1996              1997        1996
Interest Income:
  Interest and Fees on
		Loans	              $  855,659	 $  697,928	       $1,654,620	  $1,354,015
  Interest on Securities 455,110 	   525,857	          928,737     	987,801
  Other Interest Income   33,679      39,075            58,228	     100,919
      Total Interest
            Income	    1,344,448 	 1,262,860	        2,641,585	   2,442,735
Interest Expense on
            Deposits  	  533,158  	  538,485	        1,064,030   	1,013,842
     Net Interest Income 811,290	    724,375	        1,577,555  	 1,428,893
Provision for (Recovery of)
	Loan Losses               7,735        -    	          15,214        	-
      Net Interest Income
			  After Provision for
			  Loan Losses	        803,555	    724,375	        1,562,341  	 1,428,893
Other Income:
  Service Charges on Deposit
		Accounts	              131,872 	   130,321	          256,359	     252,176
  Gain (Loss) on
      Securities	         (4,478)	      -             	 (5,391)     	  -
  Other Operating Income  33,933	     15,043	           61,427	      36,366
     Total Other Income	 161,327 	   145,364      	    312,395  	   288,542

       Income before Other
			      Expenses        964,882	    869,739          1,874,736 	 1,717,435

Other Expenses:
  Salaries and Employee
	  	Benefits	            354,121 	   342,838	           686,387	    669,586
  Occupancy Expense	      51,075	     90,984	           100,433	    134,742
  Net Other Real Estate
		Expense	                  -    	    (1,967)	            1,200    	(12,985)
  Other Operating
         Expenses	       213,795	    127,660	           440,938   	  314,430
    Total Other Expenses 618,991	    559,515	         1,228,958	   1,105,773

      Income before Income
			  Taxes     	         345,891 	   310,224	           645,778	     611,662
Applicable Income Taxes  117,725	    102,441         	  213,778	     197,369
      Net Income     	$  228,166 	$  207,783	        $  432,000	  $  414,293

Per Share:
  Net Income          $     1.18  $     1.07         $     2.23    $    2.14
  Cash Dividends      $      .80  $      .75         $      .80    $     .75

See accountant's report and accompanying notes.
3



                   Zachary Bancshares, Inc. and Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              for the six months ended June 30, 1997 and 1996


                                 			           (UNAUDITED)
                               			               JUNE 30,
                                          1997               1996

Common Stock:
  Balance - Beginning and End of Period	$2,160,000	       $2,160,000


Surplus:
  Balance - Beginning and End of Period	$1,480,000       	$1,480,000


Retained Earnings:
  Balance - Beginning of Period	        $4,435,582       	$3,935,807
  	Net Income	                             432,000	          414,293
  	Cash Dividends                       	 (154,934)       	 (145,250)

  Balance - End of Period              	$4,712,648       	$4,204,850

Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period         $  (17,046)      	$   38,260
	  Net Change in Unrealized Gain (Loss)
 			on Securities Available for Sale	      (20,153)       	 (264,258)

  Balance - End of Period              	$  (37,199)      	$ (225,998)



Treasury Stock:
  Balance - Beginning and End of Period	$ (446,660)	      $ (446,660)






See accountant's report and accompanying notes.

4

                   	Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                       						        (UNAUDITED)
                            					                      JUNE 30,
                                                1997               1996
Cash Flows From Operating Activities:
  Net Income	                               $    432,000      	$    414,293
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for Loan Losses	                  15,214            	  -
      Provision for Depreciation and
         Amortization                             81,639	            47,486
	 Stock Dividends on Federal Home Loan
			  Bank Stock	                                    -               	(6,600)
	 Net (Accretion) Amortization of
        Securities (Discounts) Premiums	         (13,369)          	 27,450
      (Gain) Loss on Sale of Securities	           5,391	              -
      Gain on Sale of Other Real Estate	            -     	         (12,971)
		(Increase) Decrease in Accrued
			Interest Receivable	                           26,543         	 (132,409)
      (Increase) Decrease in Other  Assets        39,910           	 15,089
      Increase (Decrease) in Accrued
			Interest Payable	                               2,144	            12,700
      Increase (Decrease) in Other  Liabilities  123,847       	    119,046
          Net Cash Provided by Operating
            Activities	                          713,319      	     484,084
Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold	                                 (350,000)   	     1,950,000
  Purchases of Securities Available for Sale	 (6,066,015)      	 (7,411,927)
  Maturities or Calls of Securities Available
		  for Sale                                   1,000,000    	     1,000,000
  Principal Payments on Mortgage-Backed
	  	Securities	                                  218,084           	407,532
  Proceeds from Sales of Securities Available
		for Sale	                                    8,942,917               -
  Net (Increase) Decrease in Loans   	        (3,270,537)       	(2,916,736)
  Purchases of Premises and  Equipment          (222,781)          	(52,071)
  Proceeds from Sales of Other
    Real Estate	                                  45,178       	     76,164
          Net Cash Provided  (Used in)
			      Investing Activities	                   296,846      	  (6,947,038)

(CONTINUED)
5
                                                        (UNAUDITED)
                                                          JUNE 30,
                                                   1997            1996
Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts	                           (327,668)   	    4,638,174
  Net Increase (Decrease) in Certificates
		of Deposit	                                 (1,198,358)      	 2,429,147
  Cash Dividends                             	  (154,934)     	   (145,250)

          Net Cash Provided by (Used in)
			      Financing Activities	                (1,680,960)  	     6,922,071

Increase (Decrease) in Cash and Due
	from Banks                         	           (670,795)	         459,117

Cash and Due from Banks - Beginning of
  Period                                       3,766,270	        2,413,042
Cash and Due from Banks - End of Period    	$  3,095,475     	$  2,872,159

Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:
      Other Real Estate Acquired in
        Settlement of Loans                 $        -        $     19,604

		  Change in Unrealized Gain (Loss)
        on Securities Available
        for Sale                            $    (30,534)     $   (400,390)

		  Change in Deferred Tax Effect
        on Unrealized Gain on Securities
        Available for Sale                  $     10,381    	 $   (136,132)

Cash Payments For:
  Interest Paid on Deposits	                $  1,061,886	     $  1,001,142

  Income Tax Payments                      	$    212,000      $    199,248


See accountant's report and accompanying notes.

6

                   Zachary Bancshares, Inc. and Subsidiary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                            June 30, 1997 and 1996


Note A - Summary of Significant Accounting Policies -

The accounting principles followed by Zachary Bancshares, Inc. and its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those prin-ciples conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and cash flows are summarized below.

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjust ments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended June 30, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc's annual report and Form 10K filed for the period ended December 31, 1996.

	Principles of Consolidation

The consolidated financial statements include the accounts of Zachary Banc shares, Inc. (the Company), and its wholly-owned subsidiary, Bank of Zachary (the Bank). All material intercompany accounts and transactions
have been  eliminated.   Certain reclassifications to previously published
financial statements have been made to comply with current reporting require ments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
7


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

Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and lia bilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stock holders' equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

	Loans

Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is dis continued when, in management's opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

 Allowance for Loan Losses

The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expect ations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

8

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collect
ibility of  the principal is unlikely.  Recoveries are credited to the	allow
ance at the time of recovery.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accele rated methods for income tax purposes.

The cost of assets retired or otherwise disposed of and the related accumu lated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

Expenditures for maintenance and repairs are charged to operations as incur red. Cost of major additions and improvements are capitalized.

	Other Real Estate

Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value. Loan losses arising from the acquisition of these pro perties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

	Income Taxes

The provision for income taxes is based on income as reported in the fin ancial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

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

9

The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by Company in accordance with state statutes.

	Earnings per Common Share

The computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock out standing during each year, which is 193,667 for all periods presented.

	Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items process of clearing).


10
                     Zachary Bancshares, Inc. and Subsidiary
                           MANAGEMENT'S DISCUSSION
                                 June 30, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the financial statements and notes rela ting thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
   OVER 1996

   Net Income for the six month period ended June 30, 1997, as compared to the respective period of 1996 increased $17,707. Earning per share increased 4% to $2.23 in 1997 from $2.14 in 1996. The Company's increased income re sulted from higher net interest income, a result of increased loan volume. The Company's balance sheet increased 1% or $810,018 in the period under review.

INTEREST INCOME

 Interest Income for the six month period ended June 30, 1997 was $2,641,585, an increase of $198,850 or 8% over the same period in 1996. The Company con tinues to emphasize loan portfolio growth, which has increased loan interest income.

 Loans for the six month period ended June 30, 1997 as compared to the re spective period in 1996 increased $7,192,329 or 21.5% to $40,514,930. Loan interest income increased $300,605 or 22% to $1,654,620 for the six months ended June 30, 1997 from $1,354,015 for the six months ended June 30, 1996. Increased loan volume is the greatest cause of the 1997 income change.

  Securities and other interest bearing assets (excluding loans) as of June 30, 1997 decreased $6,813,104 or 19% compared to the similar time period in 1996. Corresponding income decreased $101,755 or 9% in the first six months of 1996.

11
INTEREST EXPENSE

  Interest Bearing Liabilities decreased by $616,254 or 1% from June 30, 1996 to June 30, 1997. Interest Expense in the similar time period increased $50,188 or 5%.

PROVISION FOR LOSSES

  The Company made a $15,214 Loan Loss Provision in 1997. The Company did not make a 1996 Provision. The substantial increase in loan volume influenced the Company's decision to make a 1997 provision. Management's Watch List (assets identified as weak or potentially deteriorating) indicates the current Allow ance for Loan Losses is adequate to absorb potential losses.

OTHER INCOME

   Total Other Income for the time period under consideration increased $23,853 or 8%. Service Charges on Deposit Accounts and Other Operating Income remained constant. Fee income associated with the sale of traditional non banking products (mutual funds, annuities, equities etc.) accounted for the majority of Other Operating Income increase.

OTHER EXPENSES

 Total Other Expenses increased $123,185 or 11%, totaling $1,228,958 in 1997. Employee Benefits (insurance, salaries and retirement) increased by $16,801 or 2.5%. The Company installed a new data processing system in February, 1997. The resulting June 30, 1997 equipment depreciation expense and assoc iated maintenance expense is approximately $47,000. The non-reoccurring data processing conversion expenses (telecommunications, stationary and printing, training and other related costs) are approximately $50,000.

APPLICABLE INCOME TAXES

   The Company is fully taxable in both 1997 and 1996. Amounts expensed in the referenced time periods are $213,778 and $197,369 respectively.

12

EARNINGS PER SHARE

   The Company's 1997 earning per share at June 30th was $2.23 a 4% increase or $.09 per share over the previous year.

DIVIDENDS

   The Company's cash dividend increased $.05 at June 30, 1997 to $.80 per share or .067% over the previous year.



































13












	PART II





Item 6.  EXHIBITS AND REPORTS

     a.  The following exhibit is filed as a part of this report.

         Exhibit 15 - Report of Independent Accountants





















14









	SIGNATURES






     Pursuant to the requirement of the Securities and Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		                                    ZACHARY BANCSHARES, INC.



     Date: August 12, 1997
		                                       Harry S. Morris, Jr.
		                                            President




		                                          Mark Thompson
	                                              Treasurer









	15



July 16, 1997

Independent Accountant's Report





To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana


We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of June 30, 1997 and 1996, and the related Consolidated Statements of Income and Cash Flows for the six month periods then ended all in accordance with standards established by the American Institute of Certified Public Accountants.

We previously audited and expressed our unqualified opinion in our report dated January 14, 1997, on the Consolidated Balance Sheet of Zachary Banc shares, Inc. and Subsidiary as of December 31, 1996.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the ex pression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

	Management fulfills its responsibility for the integrity, objec-tivity,consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are au thorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

	The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the inde pendent public accounts to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Comittee with or without management present.

	The financial statements as of December 31, 1996 were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of June 30, 1997 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certi fied Public Accountants.


		                              Mark Thompson, Treasurer
                                  and Chief Financial Officer


	17























??