Form 10QSB
period 1997-09-30
ZACHARY BANCSHARES INC
filed 1997-11-12
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10 - QSB

Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1997   Commission File Number 13397

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

Yes X         No__

     Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practicable date.

     Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 1997.












I N D E X


Financial Statements:


  Consolidated Balance Sheets - September 30, 1997,
    December 31, 1996 and September 30, 1996                       	2


  Consolidated Statements of Income - for the three and
    nine months ended September 30, 1997 and 1996        	           3


  Consolidated Statements of Changes in Stockholders'
    Equity - for the nine months ended September 30,
    1997 and 1996                                                    4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 1997 and   1996         	5-6


  Notes to Consolidated Financial Statements                        	7-10

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           	11-12

   Part II - Other Information                                      	13

   Signatures                                                       	14

   Report of Independent Accountant                                 	15

   Management's Responsibility for Financial Reporting	              16












                   Zachary Bancshares, Inc. and Subsidiary
                      CONSOLIDATED BALANCE SHEETS
         September 30, 1997, December 31, 1996 and September 30, 1996
                                  ASSETS

                             			        (UNAUDITED)              (UNAUDITED)
                                 SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,
                                    1997             1996           1996
Cash and Due from Banks         $ 3,756,635      $ 3,654,801   	$ 2,659,566
Interest Bearing Deposits in
Other Institutions                   93,716          111,469	       109,998
Reserve Funds Sold                1,950,000	         850,000      1,000,000
Securities Available for Sale
(Amortized Cost $26,078,695,
$32,554,647 and $32,656,590)     26,150,163       32,528,819      32,407,357
Loans	                           42,414,396       37,260,053	     36,129,291
Less:  Allowance for Loan Losses   (784,060)	       (820,227)       (821,673)
			                              41,630,336 	     36,439,826	     35,307,618
Bank Premises and Equipment       1,525,351        1,339,439       1,275,971
Other Real Estate                   241,595          408,181	        408,181
Accrued Interest Receivable         517,274	         612,568	        549,432
Other Assets                         82,419           82,324	        252,147
Total Assets                    $75,947,489	     $76,027,427    	$73,970,270
			LIABILITIES
Deposits:
Noninterest Bearing             $13,535,456     	$12,327,349      $12,114,141
Interest Bearing                 53,666,229       55,841,920       53,874,633
			                              67,201,685       68,169,269	      65,988,774
Accrued Interest Payable            183,745	         185,288          176,507
Other Liabilities                   338,990           60,994	         367,006
Total Liabilities                67,724,420       68,415,551       66,532,287
STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares, Respec-
	tively                           2,160,000	       2,160,000        2,160,000
Surplus	                          1,480,000	       1,480,000        1,480,000
Retained Earnings                 4,982,560        4,435,582	       4,409,137
Unrealized Gain (Loss) on Secur-
ities Available for Sale, Net        47,169	         (17,046)        (164,494)
Treasury Stock (22,333 Shares
at Cost)                           (446,660)        (446,660)	       (446,660)
Total Stockholders' Equity        8,223,069        7,611,876        7,437,983

Total Liabilities and
Stockholders' Equity            $75,947,489      $76,027,427	     $73,970,270

See accountant's report and accompanying notes.
2

                  	Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF INCOME
                      for the three and nine months ended
                         September 30, 1997 and 1996

                                 (UNAUDITED)            (UNAUDITED)
                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                              1997          1996          1997         1996
Interest Income:
Interest and Fees on
Loans                   $  958,249      $  759,907	    $2,612,869  $2,113,922
Interest on Securities	    427,272         534,075      1,356,009   1,521,876
Other Interest Income       24,917          13,137         83,145     114,056
Total Interest Income    1,410,438       1,307,119      4,052,023   3,749,854
Interest Expense on
Deposits                	  534,827         544,562      1,598,857   1,558,404
Net Interest Income        875,611         762,557      2,453,166	  2,191,450
Provision for (Recovery of)
Loan Losses                  8,245             0	          23,459         0
Net Interest Income
After Provision for
(Recovery of)
Loan Losses                 867,366        762,557	     2,429,707   2,191,450
Other Income:
Service Charges on Deposit
Accounts                    125,309        120,109        381,668     372,285
Gain (Loss) on Securities     	 -              (64)	       (5,391)        (64)
Other Operating Income       55,851         21,293	       117,278      57,659
Total Other Income 	        181,160        141,338	       493,555     429,880
Income before Other
Expenses	                 1,048,526        903,895	     2,923,262  	2,621,330

Other Expenses:
Salaries and Employee
Benefits   	                376,543        337,900	     1,062,930 	 1,007,486
Occupancy Expense   	        52,360          4,796        152,793     139,538
Net Other Real Estate
Expense	                    (11,684)         2,863	       (10,484)    (10,122)
Other Operating Expenses 	  236,895        249,949        677,833     564,379
Total Other Expenses      	 654,114        595,508	     1,883,072	  1,701,281

Income before Income Taxes  394,412        308,387	     1,040,190     920,049
Applicable Income Taxes  	  124,500        104,100	       338,278     301,469
Net Income              	$  269,912     $  204,287     $  701,912	 $  618,580

Per Share:
Net Income               $     1.39     $     1.05	    $     3.62   $    3.19
Cash Dividends           $        -     $        -     $      .80   $     .75

See accountant's report and accompanying notes.
3



               Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         for the nine months ended September 30, 1997 and 1996

                                             			     (UNAUDITED)
                     		                              SEPTEMBER 30,
                                               1997               1996

Common Stock:
Balance - Beginning and End of Period	      $2,160,000        	$2,160,000

Surplus:
Balance - Beginning and End of Period      	$1,480,000	        $1,480,000

Retained Earnings:
Balance - Beginning of Period              	$4,435,582	        $3,935,807
Net Income	                                    701,912           	618,580
Cash Dividends                              	 (154,934)        	 (145,250)

Balance - End of Period                    	$4,982,560	         $4,409,137

Net Unrealized Gain (Loss) on Securities
Available for Sale:
Balance - Beginning of Period              	$  (17,046)	        $   38,260
	  Net Change in Unrealized Gain (Loss)
on Securities Available for Sale            	   64,215            (202,754)

Balance - End of Period                    	$   47,169         	$ (164,494)

Treasury Stock:
Balance - Beginning and End of Period      	$ (446,660)	        $ (446,660)




See accountant's report and accompanying notes.





                    	Zachary Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the nine months ended September 30, 1997 and 1996

                                     						       (UNAUDITED)
                                                  SEPTEMBER 30,
			                                              1997          1996
Cash Flows From Operating Activities:
Net Income                              	 $    701,912 	$    618,580
  Adjustments to Reconcile Net Income to
Net Cash Provided by Operating
    Activities:
Provision for (Recovery of) Loan Losses	        23,459	         -
Provision for Depreciation and Amortization    128,220       	74,143
Stock Dividends on Federal Home Loan
Bank Stock	                                    (32,300)      	(9,800)
Net (Accretion) Amortization of
Securities (Discounts) Premiums 	              (14,803)      	22,901
(Gain) Loss on Sale of Securities       	        5,391       	    64
Gain on Sale of Other Real Estate  	           (11,684)     	(12,971)
(Increase) Decrease in Accrued
Interest Receivable                             95,294       	35,115
(Increase) Decrease in Other  Assets               (95)     	(43,877)
Increase (Decrease) in Accrued
Interest Payable                    	           (1,543)      	 6,229
Increase (Decrease) in Other  Liabilities 	     244,915	     190,781
Net Cash Provided by Operating
Activities                 	                  1,138,766	     881,165

Cash Flows From Investing Activities:
(Increase) Decrease in Interest Bearing
Deposits in Other Institutions            	      17,753	      (9,896)
Net (Increase) Decrease in Reserve
Funds Sold                                   (1,100,000)	  1,700,000
Purchases of Securities Available for Sale	  (7,033,099)	(11,348,331)
Maturities or Calls of Securities Available
for Sale                       	              4,000,000   	6,000,000
Principal Paydowns on Mortgage-Backed
Securities                              	       605,612	     670,883
Proceeds from Sales of Securities             8,945,151   	2,024,375
Net (Increase) Decrease in Loans             (5,213,969) 	(5,720,171)
Purchases of Premises and Equipment            (314,132)   	(414,562)
Proceeds from Sales of Other
Real Estate                                	    178,270	      76,164
Net Cash Provided by (Used in)
Investing Activities 	                           85,586	  (7,021,538)


(CONTINUED)

                                                   (UNAUDITED)
                                                   SEPTEMBER 30,
                                                 1997         1996

Cash Flows From Financing Activities:
Increase in FHLB Borrowings	                       -        	   -
Net Increase (Decrease) in Demand
Deposits, NOW Accounts and
Savings Accounts	                               38,091	     5,108,134
Net Increase (Decrease) in Certificates
of Deposit	                                 (1,005,675)    	1,524,115
Cash Dividends               	                (154,934)  	   (145,250)

Net Cash Provided by (Used in)
Financing Activities                        (1,122,518)   	 6,486,999

Increase (Decrease) in Cash and Due
from Banks	                                    101,834        346,626
Cash and Due from Banks - Beginning of
Period                                       3,654,801      2,312,940

Cash and Due from Banks - End of Period	  $  3,756,635  	$  2,659,566


Supplemental Disclosures of Cash Flow
Information:
Noncash Investing Activities:
Other Real Estate Acquired in
Settlement of Loans                       $     -        $     19,604

Increase (Decrease) in Unrealized
Gain (Loss) on Securities Available
for Sale                                 	$     97,296  	$   (307,202)

Increase (Decrease) in Deferred Tax
Effect on Unrealized Gain on
Securities Available for Sale             $    (33,081)  $   104,448

Cash Payments For:
Interest Paid on Deposits                	$    536,370   $  1,552,175

Income Tax Payments	                      $    333,000   $    284,000
See accountant's report and accompanying notes.

                  Zachary Bancshares, Inc. and Subsidiary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                        September 30, 1997 and 1996

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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjust ments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information con cerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1996.

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

Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

Loans
Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recog nized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.

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
loan losses include man-agement's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of exam inations by regulatory agencies; an internal asset review process; expecta tions of future economic conditions and their impact on particular borrowers;
and other judgmental factors.



The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collect ibility of the principal is unlikely. Recoveries are credited to the recovery.


Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and acceler ated methods for income tax purposes.

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

Income Taxes

The provision for income taxes is based on income as reported in the finan cial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in differ ent time periods for financial statement purposes than for income tax pur poses. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

Deferred taxes are provided on a liability method in accordance with SFAS
No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valua tion allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
9



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

Statements of Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clear ing).


                 Zachary Bancshares, Inc. and Subsidiary

                       MANAGEMENT'S DISCUSSION

                        September 30, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		CONDITION AND RESULTS OF OPERTIONS

The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ened September 30, 1997 and 1996. This informa tion should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 OVER 1996

Net income for the nine month period ended September 30, 1997 increased 13% or $83,332 as compared to the respective period in 1996. Net income at Sept ember 30, 1997 was $701,912 compared to $618,580 at September 30, 1996. The Company's increased net income resulted from higher net interest income, due to increased loan volume over the prior period.

INTEREST INCOME

Interest income for the nine month period ended September 30, 1997 was $4,052,023, an increase of $302,169 over the same period in 1996.

Net loans for the nine month period ended September 30, 1997 as compared to the respective period in 1996, increased $6,322,718 to $41,630,336. Loan income increased $498,947 or 24% to $2,612,869 for the nine months ended September 30, 1997 from $2,113,922 for the nine months ended September 30, 1996. Increased loan volume resulted in the 1997 loan income increase.

Securities and other interest bearing assets (excluding loans) as of Septem ber 30, 1997 decreased $5,323,476 compared to the similar time period in 1996. Securities and other interest bearing accounts interest income in the first nine months of 1997 decreased $196,778. The income decrease is a result of decreased volume in securities.

INTEREST EXPENSE

Interest Bearing Liabilities decreased by $208,404 or .4% from September 30, 1996 to September 30, 1997. Interest expense in the similar time period increased $40,453 or 3%. The Subsidiary's deposit liabilities are short-term; therefore, reflective of current market rates.


PROVISION FOR LOSSES

In the first nine months of 1997, the Company had loan loss provision of $23,459 compared to no loan loss provision in the similar time period of 1996. The substantial increase in loan volume influenced the Company's decision to make a 1997 provision. Management's Watch List (assets identified as weak or potentially deteriorating indicates the current Allowance for Loan Losses is adequate to absorb potential losses.

OTHER INCOME

Total Other Income for the time period under consideration increased $63,675 or 15%. Service Charges on Deposit Accounts remained constant while the fee income received from the sale of traditional non banking products (mutual funds, annuities, equities etc.) accounted for the majority of the Other Operating Income increase.

OTHER EXPENSES

Total Other Expenses increased $181,791 or 11% totaling $1,883,072 in 1997. Components of 1997 Other Expenses and the percentage change in the specific categories are: employee benefits (insurance, salaries and retirement) up 6% and general operating expenses (postage, telephone, data processing, printing, supplies, etc) up 20% and occupancy expense up 9%. The increase in General Operating Expenses is a result of the Company installing a new data processing system in February, 1997 which created increased depreciation expense and non-recurring conversion expenses.

APPLICABLE INCOME TAXES

The Company is fully taxable in both 1997 and 1996. Amounts expensed in the referenced time periods are $338,278 and $301,469 respectively. The Company expects to be fully taxable in the future.

EARNINGS PER SHARE

The Company's earnings per share at September 30, 1997 was $3.62 an increase of 13% or $.43 per share over the previous year.

DIVIDENDS

The Company's cash dividend for the quarter ended September 30, 1997 was $.80 per share compared to $.75 per share at September 30, 1996, an increase of
 .067%











PART II



Item 6. 	EXHIBITS AND REPORTS

			a.  The following exhibit is filed as a part of this report.

				 Exhibit 15-Report of Independent Accountants

































SIGNATURES





Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

											ZACHARY BANCSHARES, INC.


Date:  November 6, 1997					/s/Harry S. Morris, Jr.
											    Harry S. Morris, Jr.
												President


											/s/Winston E. Canning
											    Winston E. Canning
												Secretary





















October 27, 1997

Independent Accountant's Report



To the Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana


We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 1997 and 1996, and the related Consolidated Statements of Income and Cash Flows for the nine month periods then ended all in accordance with standards established by the American Institute of Certified Public Accountants.

We previously audited and expressed our unqualified opinion in our report dated January 14, 1997, on the Consolidated Balance Sheet of Zachary Banc shares, Inc. and Subsidiary as of December 31, 1996.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements take

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.
			Respectfully submitted,

                            			/s/ HANNIS T. BOURGEOIS & CO., L.L.P.













Management's Responsibility for Financial Reporting

		The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this quarterly report.  The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgements, with consideration given to materiality.  All financial information contained in this quarterly report is consistent with that in

		Management fulfills its responsibility for the integrity, objectivity, con sistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting con trols that are designed to provide reasonable assurance that assets are safe guarded and that transactions are authorized and recorded in accordance with established policies and procedures.  The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting con trols, Zachary Bancshares, Inc. has a professional staff who monitors com pliance with and assesses the effectiveness of the system of internal account ing controls and coordiantes audit coverage with the independent public accountants.

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

		The financial statement as of December 31, 1996 were examined by Hannis T.
Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.  The financial statements as of September 30, 1997 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accordance with standards established by the American Institute of Certified Public Accountants.

                         						      	/s/Winston E. Canning
							                                  Winston E. Canning
								                                     Secretary













