Form 10KSB
period 1997-12-31
ZACHARY BANCSHARES INC
filed 1998-03-27
CIK 740875

SECURITIES AND EXCHANGE
                     COMMISSION Washington,
                     D.C. 20549
                           FORM 10-KSB
      Annual Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1997
      Zachary Bancshares, Inc.          0-13397
(Exact name of registrant as specified in its charter)  (Comm. File No.)
                 Louisiana                     72-0981148
(State or other jurisdiction    (I.R.S. Employer Identification No.)
of Incorporation or Organization)
       4700 Main Street
         P. O. Box 497
      Zachary, Louisiana                          70791
(Address of principal executive offices)         (Zip Code)
Registrant's Telephone Number, including area code: (504) 654-2701 Securities registered pursuant to Section 12(b) of the Act:
None Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $10.00 Par Value
                       (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No    .
Indicate  by  check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con tained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB______.

The registrant's revenues for the fiscal year ended December 31, 1997 were $6,131,150.

State the aggregate market value of the voting stock held by nonaffiliates* of the registrant: $3,696,680 (184,834 Shares @ $20 per share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock $10 Par Value, 193,667 shares outstanding as  of March 1, 1998.
              Documents Incorporated by Reference
          Document                               Part of Form 10-KSB
Annual Report for Fiscal Year                   Part I and Part II
  Ended December 31, 1997
Definitive Proxy Statement for 1998            Part I and Part III
  Annual Meeting of Stockholders

*For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.




                             10-KSB Index

                                Part I
Item 1    Description of Business.................................    1
          Supplemental Financial Information:
           Average Balance Sheets and Interest Yield Analysis.....    5
           Interest Differential .................................    6
           Securities Portfolio..................................     7
           Loan Portfolio........................................     8
           Non-Performing Loans..................................     9
           Summary of Loan Loss Experience.......................     10
           Deposits..............................................     11
           Return on Equity and Assets...........................     12

Item 2    Description of Properties..............................     12

Item 3    Legal Proceedings......................................     12

Item 4    Submission of Matters to a Vote of Security Holders....     13


                            Part II


Item 5    Market for the Registrant's Common Stock
            and Related Stockholder Matters.......................    14
Item 6    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................     14

Item 7    Financial Statements and Supplementary Data............     14

Item 8    Disagreements on Accounting and Financial Disclosures..     14

                           Part III

Item 9    Directors and Executive Officers of the Registrant.....     15

Item 10   Executive Compensation.................................     15

Item 11   Security Ownership of Certain Beneficial Owners
           and Management........................................     15

Item 12   Certain Relationships and Related Transactions.........     15

                            Part IV

Item 13   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...........................................     16
            Management's Responsibility for Financial Reporting..     17
            Signatures...........................................     18



                            Part I

Item 1.   Description of Business

The Registrant

Zachary Bancshares, Inc., (the "Corporation") was incorporated in Louisiana on October 10, 1983. At the annual shareholders meeting on April 11, 1984, the shareholders of the Bank of Zachary (the "Bank") approved a merger agreement pursuant to which Consolidated Bank of Louisiana,a wholly-owned subsidiary of Zachary Bancshares, Inc., was merged into the Bank. On May 17, 1984, the Bank was merged into Consolidated Bank of Louisiana and the sur viving Bank, Bank of Zachary, became a wholly-owned subsidiary of Zachary Bancshares, Inc., through a one-for-one exchange for all of the outstanding common stock of the Bank. The reorganization was accounted for as a pooling-of-interests. Zachary Bancshares, Inc. is now engaged, through its sub sidiary, in the banking business. The Bank is the Corporation's principal asset and primary source of revenue.

The Bank

The Bank of Zachary was incorporated under the laws of the State of Louisiana on March 15, 1904, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on July 2, 1904. The Bank's securities consist of one class, common stock, of which there were 72,000 shares held 100%, by its parent, Zachary Bancshares, Inc. since May 17, 1984.

The Bank presently has a main office at 4700 Main Street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2210 Highway 64, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish,
Louisiana.   As further discussed in Item  2, Description of Properties, the
Bank has entered into a contract to construct a new main office facility in Zachary, Louisiana.

Bank of Zachary is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, includ ing the acceptance of checking and savings deposits, and the making of com mercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers, among services, travelers' cheques, safe deposit boxes, note collection, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.

The  three main areas in which the Bank has directed its lendable assets  are
(1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial
and industrial loans.   As of December 31, 1997, these three categories
accounted for approximately 82%, 7%, and 11%, respectively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

                               1

The majority of the Bank's deposits are attracted from individuals and small
business-related  sources.   The average deposit balance is relatively small;
however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some local governments as well as other governmental agencies. The time deposit balances
of all public   funds  were $7,371,073  and demand deposits of $7,293,823 as of December 31, 1997. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1997, the Bank had a total of 3,768 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $24,759,233; 199 accounts representing money market accounts with a total balance of $4,639,948; 1,068 savings accounts with a total balance of $7,809,647; and 1,068 other time deposit accounts with a total balance of $31,971,944. There are no securities held by the Bank that are subject to repurchase agreements.

The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

The Bank has not engaged in any research activities relating to the develop ment of new services or the improvement of existing services except in the normal course of the business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount to total assets.

Most of the Bank's business originates from within East Baton Rouge Parish, Louisiana; however, some business is obtained from the parishes immediately surrounding East Baton Rouge Parish. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulations.

Competition

The Bank's general market area which is East Baton Rouge Parish and the Feliciana Parishes has a population approximating 400,000 people. The primary market of the Bank is the City of Zachary with a population of approximately 9,000 people. This is the location of the main office and one ofits two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

East Baton Rouge Parish, in which the City of Zachary is located, contains in excess of 150 banking offices. In the primary market area, there are two major regional banks aggressively pursuing loans, deposits and other accounts.

Interest rates on loans made and deposits received were mostly deregulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by

                               2

such factors as loan terms, interest charges, restrictions on borrowers and compensating balances, and the services offered by the Bank. Competition for deposits is governed primarily by the services offered, including convenience of location.

Federal legislation has broadened significantly the powers of savings and loan institutions with the result that such institutions may now engage in certain activities formerly permitted only to banks. The Bank has experienced no major effects from this legislation at this time.

Employees

The Bank has approximately 37 full time employees, and 7 parttime employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

Zachary Bancshares, Inc., a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

The Act requires Zachary Bancshares, Inc. to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Corporation and all of its activities. The activities that may be engaged in by the Corporation and its subsidiaries are limited by the Act to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or control ling banks, the Board must consider whether its performance by an affiliate
of a holding company  can reasonably  be   expected to  produce  benefits to
the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentra tion of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) ser vicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage invest ment trust or real estate investment trust; (6) leasing personal or real pro perty, where the lease is to serve as the functional equivalent of an exten sion of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data proces sing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries;
(10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for docu ments and papers related to banking

                               3

transactions; (12) providing management consulting advice to nonaffiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Corporation must secure the approval of the Board prior to engaging in any of these activities.

Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any acti vity or divest itself of any nonbanking subsidiary if in its judgment the activity or subsidiaries would be unsound.

Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tiein arrangements in connection with any extension of credit or provision of any property or ser vices.

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

In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching began January 1, 1987, and regional banking began July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institutions to engage in a wider range of activities than were previously allowed to such institutions. Also, effec tive January 1, 1989, Louisiana's reciprocal interstate banking law allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding com panies the same opportunities.

The Bank is subject to regulation and regular examination by the Federal Deposit Insurance Corporation and the Office of Financial Institutions of the
State of Louisiana.   Applicable regulations relate to reserves, investments,
loans, issuance of securities, establishment of branches and other aspects of its operations.

Statistical Information

The following data contains information concerning the business and opera tions of Zachary Bancshares, Inc. and its subsidiary, Bank of Zachary. This information should be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               4
            Zachary Bancshares, Inc. and Subsidiary

       AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

        for the years ended December 31, 1997 and 1996


                                                    1997
                                                  INTEREST   AVERAGE
                                      AVERAGE      INCOME/   YIELD/
                                      BALANCE      EXPENSE    RATE

ASSETS
Interest Earning Deposits and
  Reserve Funds Sold               $ 2,079,000   $  112,694   5.42%
Securities
  Taxable                           28,156,000    1,758,344   6.25
Loans-Net                           40,690,000    3,601,644   8.85
     Total Earning Assets           70,925,000   $5,472,682   7.72


Allowance for Loan Losses             (809,000)
Nonearning Assets                    5,180,000
     Total Assets                  $75,296,000

LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                    $     -           -          -
Savings and NOW Accounts            19,809,000     589,931    2.98
Insured Money Market Accounts        4,964,000     107,307    2.16
Certificates of Deposit             28,770,000   1,451,009    5.04
    Total Interest Bearing
      Liabilities                  53,543,000    2,148,247    4.01%

Demand Deposits                    13,269,000
Other Liabilities                     562,000
Stockholders' Equity                7,922,000
    Total Liabilities and
      Stockholders' Equity        $75,296,000


Net Interest Income - Tax Equivalent Basis       3,324,435
Tax Equivalent Adjustment                            -
     Net Interest Income                        $3,324,435

Net Interest Income - Spread                                   3.71%

Net Interest Income as a % of Total Earning Assets             4.69%


                               5


                                                    1996
                                                  INTEREST   AVERAGE
                                    AVERAGE       INCOME/    YIELD/
                                    BALANCE       EXPENSE     RATE

ASSETS
Interest Earning Deposits and
  Reserve Funds Sold               $ 2,773,000   $  147,658   5.32%
Securities
  Taxable                           33,224,000    2,033,691   6.12
Loans-Net                           33,645,000    2,938,522   8.73
     Total Earning Assets           69,642,000   $5,119,871   7.35

Allowance for Loan Losses             (821,000)
Nonearning Assets                    4,735,000
     Total Assets                  $73,556,000


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                    $    13,000          777   5.98
Savings and NOW Accounts            19,065,000      563,929   2.96
Insured Money Market Accounts        5,155,000      102,286   1.98
Certificates of Deposit             28,592,000    1,459,288   5.10
    Total Interest Bearing
      Liabilities                  52,825,000     2,126,280   4.03%

Demand Deposits                    13,042,000
Other Liabilities                     567,000
Stockholders' Equity                7,122,000
  Total Liabilities and
      Stockholders' Equity        $73,556,000

Net Interest Income - Tax Equivalent Basis        2,993,591
Tax Equivalent Adjustment                            -
    Net Interest Income                          $2,993,591

Net Interest Income - Spread                                    3.32%

Net Interest Income as a % of Total Earning Assets              4.30%


            Zachary Bancshares, Inc. and Subsidiary

                     INTEREST DIFFERENTIAL

             for the year ended December 31, 1997




                                              1997 Over 1996
                                        CHANGE              TOTAL
                                      ATTRIBUTABLE          INCREASE
                                    VOLUME       RATE      (DECREASE)

Interest Earning Assets:
  Reserve Funds Sold             $ (37,329)  $  2,365      $  (34,964)
  Securities                      (314,349)    39,002        (275,347)
  Loans                            618,888     44,234         663,122
      Total Interest Income        267,210     85,601         352,811


Interest Bearing Liabilities:
  Bank Borrowings                     (777)      -               (777)
  Savings and NOW Accounts          22,106      3,896          26,002
  Insured Money Market Accounts     (4,020)     9,041           5,021
  Certificates of Deposit            8,977    (17,256)         (8,279)
       Total Interest Expense       26,286     (4,319)         21,967

Increase in Interest Differential$ 240,924    $ 89,920       $330,844


Note: The change in interest due to both volume and rate changes has been allocated equally between volume and rate.


                               6
Securities Portfolio

Amortized cost and fair values of securities available for sale at December 31, 1997 and 1996 are summarized as follows:

                                              1997
                                   GROSS       GROSS
                   AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                     COST        GAINS       LOSSES      VALUE   YIELD*

U.S. Treasury
 Securities:
  Within 1 Year  $ 1,980,064    $ 10,562   $    -     $ 1,990,626   6.42%
  Over 1 through
    5 Years            -           -            -           -         -

                 $  1,980,064   $ 10,562   $    -     $ 1,990,626   6.42%

Securities of Other
 U.S. Government
 Agencies:
   Within 1 Year  $ 2,499,036   $  -       $  (3,674) $  2,495,362  5.56%
  Over 1 Through
      5 Years       6,984,476     36,900         -       7,021,376  5.47
  Over 5 Years      3,035,699     22,301         -       3,058,000  6.72
                  $12,519,211  $  59,201   $   (3,674) $12,574,738  5.79%

Mortgage-Backed
 Securities:
   Over 10 Years  $ 5,694,931   $ 50,409   $     (971)  $ 5,744,369  6.62%

Collateralized
 Mortgage
 Obligations:
    1-5  Years   $ 1,005,141    $   -       $   (5,766)  $  999,375  5.63%
    5-10 Years     1,002,256        -          (47,256)     955,000  5.83
    Over 10 Years  3,159,259        -          (66,552)   3,092,707  5.36
                 $ 5,166,656    $   -       $ (119,574)  $5,047,082  5.50%

Equity Securities $  263,300    $   -       $    -       $  263,300  7.18%

*Weighted Average Yield.

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


                            (CONTINUED)
                                7
                                      1996
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                      COST        GAINS       LOSSES      VALUE     YIELD*
Securities of Other
 U.S. Government
 Agencies:
  Within 1 Year    $ 4,000,620   $ 13,314   $     -     $ 4,013,934  6.27%
  Over 1 Through
   5 Years          12,439,925     72,501      (15,681)  12,496,745  6.23
   Over 5 Years      1,052,222       -          (7,062)   1,045,160  6.50
                   $17,492,767   $ 85,815   $  (22,743) $17,555,839  6.26%

Mortgage-Backed
 Securities:
  Over 10 Years    $ 3,211,309   $ 36,852   $    -      $ 3,248,161  7.26%

Collateralized
 Mortgage
 Obligations:
   5-10 Years      $ 1,010,695   $   -      $  (11,325)  $   999,370 5.68%
   Over 10 Years     5,660,442       -        (140,523)    5,519,919 5.62*
                  $  6,671,137   $   -      $ (151,848)  $ 6,519,289 5.62%
Equity Securities $    227,100   $   -      $    -       $   227,100 6.01%
*Weighted Average Yield.

LOAN PORTFOLIO
An  analysis of the loan portfolio at December 31, 1997 and 1996, is as follows:
                                              1997         1996
     Real Estate Loans - Construction     $ 4,014,705  $ 3,646,767
     Real Estate Loans - Mortgage          33,865,106   27,004,473
     Loans to Farmers                          81,779       65,163
     Commercial and Industrial Loans        5,112,686    2,210,904
     Loans to Individuals                   2,832,383    3,752,088
     All Other Loans                          234,914      580,658
         Total Loans                       46,141,573   37,260,053
     Unearned Income                            -           -
             Allowance for Loan Losses       (771,850)    (820,227)
                                          $45,369,723  $36,439,826

The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 1997 and 1996:

INTEREST RATE          MATURITY              1997           1996

  Various          1 Year or Less         $2,442,032    $ 2,484,074
  Fixed            1 Year or Less         11,117,704      8,789,647
  Fixed            Over 1 Through 5 Years 29,600,582     21,939,041
  Fixed            Over 5 Years            2,667,808      3,865,454
  Nonaccrual       Various                   216,598        181,837
                                         $46,044,724    $37,260,053
                          (CONTINUED)
                               8
Note:   The information necessary for a breakdown of maturity of the various types of loans is not readily available. The Corporation has no foreign loans.

NON-PERFORMING LOANS

The following table presents information on the amount of non-performing loans at December 31, 1997 and 1996:

                                                  1997         1996

Loans accounted for on a non-accrual basis  $   216,598    $  181,837

Loans contractually past due ninety days
  or more as to principal or interest
  payments                                         -            -

Loans whose terms have been renegotiated
 to provide a reduction or deferral of
 interest or principal due to a deteri
 oration in the  financial position of
 the borrower                                     -           58,231

Loans now current where there are serious
 doubts as to the ability of the borrower
 to comply with present loan repayment
 terms                                            -            -
                                            $   216,598  $   240,068
SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the allowance for loan losses:
                                         Year Ended December 31
                                            1997         1996
Amount of Loans Outstanding at End of
        Period                         $46,141,573  $37,260,053

Daily Average Amount of Loans          $40,690,000  $33,645,000
Balance of Allowance for Loan Losses
  at Beginning of Period               $   820,227  $   820,000

Loans Charged Off:
  Real Estate                                8,167        -
  Commercial, Industrial and Agricultural   24,143        -
      Individuals and Others                63,490       19,828
                                            95,800       19,828
Recoveries of Loans previously charged off:
    Real Estate                                263        -
 Commercial, Industrial and Agricultural     -            -
 Individuals and Others                     16,306       20,055
       Total Recoveries                     16,569       20,055

      Net Loans Charged Off                 79,231       (227)
Additions to Allowance Charged to Expense   30,854         -

Balance at End of Period               $   771,850  $   820,227



Ratio of Net Charge-Offs to Total Loans
      Outstanding                            0.17%        0.00%

Ratio of Net Charge-Offs to Average Loans
      Outstanding                            0.19%        0.00%

The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan port folio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and com position of classified loans; historical loss experience; results of examina tions by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

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

The allowance for loan losses has been allocated according to the type of loan described:

                           December 31, 1997        December 31,1996
                                   PERCENT OF           PERCENT OF
                                    LOANS IN             LOANS IN
                                 EACH CATEGORY         EACH CATEGORY
                                   TO TOTAL              TO TOTAL
                      ALLOWANCE      LOANS     ALLOWANCE  LOANS
Real Estate           $ 633,612     82.09%     $ 674,719  82.26%
Commercial, Industrial
  and Agricultural       86,910     11.26         50,116   6.11
Individuals and Others   51,328      6.65         95,392  11.63
                      $ 771,850    100.00%     $ 820,227 100.00%

Management reviews the allowance for loan loss on a monthly basis. As dis cussed above, we consider historical loss experience as well as economic factors that effect our local economy. Specific risk factors that are inher ent with certain types of lending are also considered. Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real estate loans represent approximately 82% of our loan port folio and Commercial, Industrial and Agricultural loans represent approxi mately 11% of the portfolio. After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that current allowance levels are adequate.

Management's internal Watch List identifies loans requiring special super
vision because of unexpected changes in various risk conditions.   The  Watch
List may include both accruing and nonaccrual loans.  The Watch List categories resemble our regulators classification methods. Our categories by type and the similar regulatory classification are: Type One, Loss; Type Two, Doubtful; Type Three, Substandard; Type Four, OAEM (Other Assets Especially
Mentioned).   OAEM loans require special  observation to determine if current conditions warrant a reclassification.

                          WATCH LIST
                         (000 omitted)
                     TYPE ONE    TYPE TWO    TYPE THREE    TYPE FOUR

      12/31/97           -         $13          $1,498         -
      12/31/96           -         $27          $1,573         -
      12/31/95           -          -           $1,241         -
      12/31/94           -          -           $  831         -
      12/31/93           -         $40          $  796         -

The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends.

Deposits

The average daily balances and average rates paid on deposits for the reported periods are listed below:

                                 1997                    1996
                         AVERAGE     AVERAGE     AVERAGE     AVERAGE
                         BALANCE    RATE PAID    BALANCE    RATE PAID
Noninterest Bearing
  Demand Deposits       $13,269,000       -  %  $13,042,000     -%

Savings and Now
    Accounts             19,809,000      2.98%   19,065,000  2.96%

Insured Money Market
  Accounts                4,964,000      2.16%    5,155,000  1.98%
Certificates of
  Deposit                28,770,000      5.04%   28,592,000  5.10%

Total Deposits          $66,812,000             $65,854,000


Maturities of time deposits of $100,000 or more at December 31, 1997, are summarized below:

         3 Months or Less                        $ 1,428,955
         Over 3 through 12 Months                  8,398,757
         Over 12 Months                            6,164,313
                                                 $15,992,025







RETURN ON EQUITY AND ASSETS

The table below summarizes significant financial ratios for the years ended December 31, 1997 and 1996:

                                          1997            1996
Average Total Assets                  $75,296,000     $73,556,000
Average Stockholders' Equity          $ 7,922,000     $ 7,122,000
Net Income                            $   927,402     $   819,326
Earnings per Share-Common             $      4.79     $      4.23
Cash Dividends Paid per Share-Common  $      1.75     $      1.65

Return on Average Total Assets              1.23%            1.11%
Return on Average Stockholders' Equity      11.71%          11.50%
Dividend Payout Percentage                 36.54%           39.01%
Average Equity to Average Assets           10.52%            9.68%

Item 2.  Description of Properties

The Bank owns eight pieces of property described below: (a) The land on which the Bank's main operating office is located at 4700 Main Street, Zachary,
Louisiana.   The  office building is approximately 11,500 square feet and includes the Executive Offices, Officers' platform, Note Department, Paying and Receiving functions, and file room. Cost of the property in 1956 was $17,500; construction costs to the building including renovations total approximately $357,000. (b) Adjacent to the Bank lot is a portion of the
Bank's parking lot containing 45  parking places.   This  lot was purchased
in 1964 at a cost of $12,145. (c) In 1971 the Bank purchased additional property to add to the employee lot. This lot contains 26 spaces and was purchased at a cost of $30,600. (d) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and
construction and improvements have totaled approximately   $122,000.  This
branch is known as the Central Branch. (e) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (f) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site. The cost was $10,000. The construction cost was approx imately $79,000. This is known as the Plaza Branch. (g) Another parcel adjacent to this was purchased later in 1977 at a cost of $6,500 for parking area. (h) Included in land is $300,903 that the Bank paid to purchase 2.1 acres of land in downtown Zachary. As of December 31, 1997, the Bank has entered into a contract to construct a new main office facility on this site. The estimated cost of the facility per the contract is $2,876,700. The project is scheduled to begin in the first quarter of 1998 with comple tion anticipated near the end of the first quarter of 1999. (I) In July 1982 the Bank constructed a 4,000 square foot operational center located at 4680 Main Street, Zachary. This facility houses Bookkeeping, General Ledger, Central Information Files and other operational functions. The cost of this facility including remodeling was approximately $128,000.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a sub sidiary is a party of which any of its property is the subject.



                              12

Item 4.  Submission of Matters to a Vote of Security
         Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.



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

The Corporation has 582 stockholders of record as of March 1, 1998.

Cash dividends of $1.75 and $1.65 were paid for the years 1997 and 1996. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information called for by Item 6 is included in the Corporation's 1997 Annual Report in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7.  Financial Statements and Supplementary Data

The following financial statements of the Corporation in the Corporation's 1997 Annual Report are hereby specifically incorporated by reference:

      Audited Financial Statements:

        Independent Auditor's Report

        Consolidated Balance Sheets
         December 31, 1997 and 1996

        Consolidated Statements of Income
         for the years ended December 31, 1997 and 1996

        Consolidated Statements of Changes in
         Stockholders' Equity for the years ended
         December 31, 1997 and 1996

        Consolidated Statements of Cash Flows
         for the years ended December 31, 1997 and 1996

        Notes to Consolidated Financial Statements
          December 31, 1997 and 1996

Item  8.   Disagreements with Accountants on Accounting and Financial
Disclosures

No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.
                              14


                           PART III


Items 9, 10, 11 and 12.

The information required by items 9, 10, 11 and 12 is included in the Corporation's Proxy Statement, for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.



                             PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Financial Statements

          1.The financial statements of Zachary Bancshares, Inc. in the Corporation's 1997 Annual Report are incorporated by reference in Item 7.

          2.Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.

(b)       Reports on Form 8-K

          None filed.

(c)       Exhibits
          3. Articles of Incorporation and bylaws of Zachary Bancshares, Inc. are incorporated by reference to the Corporation's Registration Statement on Form S-14 filed on February 17, 1986, with the Securities and Exchange Commission.

         13.  1997  Annual Report of Zachary Bancshares, Inc.

         22.  Subsidiary of the Registrant.

         23. Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders' of Zachary Bancshares, Inc.



      MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information contained in this annual report is consistent with that in the financial statements.

Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial
information through an accounting system  and   related  internal  accounting
controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a pro fessional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

The financial statements as of December 31, 1997, were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.



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

                                   ZACHARY BANCSHARES, INC.
                                   /s/ Harry S. Morris, Jr.
                                   Harry S. Morris, Jr.
                                   President

                                   Dated March 24, 1998




Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on :

/s/ Russell Bankston                    Chairman and Director
Russell Bankston


/s/   Rodney  Samuel  Johnson           Vice  Chairman and Director
Rodney Samuel Johnson


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

                                   ZACHARY BANCSHARES, INC.
                                   Harry S. Morris, Jr.
                                   President

                                   Dated March 24, 1998










Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on:

                                        Chairman and Director
Russell Bankston
                                        Vice   Chairman and Director
Rodney Samuel Johnson


                                        President  and Director (Principal
Harry S. Morris, Jr.                    Executive Officer)


                                        Secretary and Director
Winston E. Canning


                                        Director
Hardee M. Brian


                                        Director
Howard L. Martin, M.D.


                                        Director
A. C. Mills, III