Form 10QSB
period 1998-03-31
ZACHARY BANCSHARES INC
filed 1998-05-08
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D. C. 20549

	FORM 10 - QSB

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter ended March 31, 1998   Commission File Number 13397


                               Zachary Bancshares, Inc.
(Exact name of registrant as specified in its charter)

       Louisiana                                  72-0981148
State of or other jurisdiction             (I.R.S. Employer Incorporation
        of organization)                          or Identification No.)

           	4700 Main Street
	     	Post Office Box 497
            Zachary, LA                           70791-0497
   (Address of principal executive office)          (Zipcode)

Registrant's telephone number, including area code     504 654 2701


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

	Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 1998.







I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    March 31, 1998, December 31, 1997 and March 31, 1997			      2

  Consolidated Statements of Income -
    for the three months ended March 31, 1998 and 1997			 	      3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 1998 and 1997	     		 	 4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 1998 and 1997				      5-6

  Notes to Consolidated Financial Statements					               7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations				    		              12-14

  Part II - Other Information                               		 	15

  Signatures                                               		 	 16

  Report of Independent Accountant                          		 	17

  Management's Responsibility for Financial Reporting       		 	18











	1

Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
March 31, 1997, December 31, 1998 and March 31, 1997
ASSETS

                		               (UNAUDITED)                 (UNAUDITED)
			                               MARCH 31,    DECEMBER 31,    MARCH 31,
                                   1998           1997           1997

Cash and Due from Banks	        $ 3,280,870	  $ 2,481,869   	$ 3,628,342
Interest Bearing Deposits in
	Other Institutions	                 45,123      	 95,046     	   91,063
Reserve Funds Sold	               3,550,000	    1,700,000	       800,000
Securities Available for Sale
	(Amortized Cost $23,482,871,
	$25,624,161 and $29,536,576)    23,501,196	   25,620,114	    29,322,066
Loans		                          46,338,808	   46,141,573    	37,581,194
  Less: Allowance for Loan Losses  (782,205)     (771,850) 	   (825,339)
			                             	45,556,603	    45,369,723	   36,755,855

Bank Premises and Equipment	      1,691,465     	1,693,887    	1,448,099
Other Real Estate	                  206,154	       217,401	      408,181
Accrued Interest Receivable	        574,968	       558,501	      545,480
Other Assets                       	201,353	        69,139    	   68,566
      Total Assets 	            $78,607,732	   $77,805,680  	$73,067,652

LIABILITIES
Deposits:
  Noninterest Bearing	          $14,941,689	   $14,418,082	  $12,456,517
  Interest Bearing	              54,629,775	    54,762,690	   52,577,401
                   				          69,571,464   	 69,180,772   	65,033,918
Accrued Interest Payable	           200,240	       188,188      	178,912
Other Liabilities                   359,343       	221,985     	 163,643
      Total Liabilities	         70,131,047	    69,590,945   	65,376,473

STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Author-
  ized 2,000,000 Shares; Issued
  216,000 Shares, Respectively    2,160,000     	2,160,000    	2,160,000
Surplus                          	1,480,000     	1,480,000	    1,480,000
Retained Earnings        	        5,271,251     	5,024,066	    4,639,416
Unrealized Gain (Loss) on Secur-
  ities Available for Sale, Net	     12,094         (2,671)    	(141,577)
Treasury Stock(22,333 Shares
  at Cost)	                        (446,660)      (446,660)    	(446,660)
      Total Stockholders' Equity  8,476,685	     8,214,735	    7,691,179

      Total Liabilities and
	      Stockholders' Equity	    $78,607,732   	$77,805,680  	$73,067,652

See accountant's report and accompanying notes.
2
Zachary Bancshares, Inc. and Subsidiary
 CONSOLIDATED STATEMENTS OF INCOME
for the three months ended
March 31, 1998 and 1997

			                                           (UNAUDITED)
	    			                                   THREE MONTHS ENDED
			                                            MARCH 31,
	                                           1998         1997
Interest Income:
  Interest and Fees on Loans	           	$1,017,501	  $  798,961
  Interest on Securities	      	            378,627     	473,627
  Other Interest Income	                 	   49,097       24,549
    Total Interest Income	               	1,445,225   	1,297,137
Interest Expense on Deposits		              564,337	     530,872
    Net Interest Income	         	          880,888	     766,265
Provision for Loan Losses     		             23,785        7,479
    Net Interest Income After Provision for
			 Loan Losses	                           	857,103	     758,786
Other Income:
  Service Charges on Deposit Accounts 	     118,166	     124,487
  Loss on Securities 	                          -         	 (913)
  Other Operating Income    		               40,130       27,494
       Total Other Income	       	          158,296      151,068
       Income before Other Expenses	     	1,015,399     	909,854

Other Expenses:
  Salaries and Employee Benefits	          	364,989	     332,266
  Occupancy Expense	   	                     41,422      	49,358
  Net Other Real Estate Expense	             	4,922	       1,200
  Other Operating Expenses                  234,656	     227,143
      Total Other Expenses	   	             645,990   	  609,967

      Income before Income Taxes	          	369,410	     299,887
Applicable Income Taxes           	       	 122,225	      96,053
      Net Income	                       	$  247,185  	$  203,834

Per Share:
  Net Income	                            $     1.28	  $     1.05

See accountant's report and accompanying notes.


3

Zachary Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

or the three months ended March 31, 1998 and 1997


                                                      (UNAUDITED)
                                                   	     MARCH 31
		                                                1998        1997
Common Stock:
  Balance - Beginning and End of Period	       $2,160,000	  $2,160,000



Surplus:
  Balance - Beginning and End of Period	       $1,480,000  	$1,480,000



Retained Earnings:
  Balance - Beginning of Period	               $5,024,066	  $4,435,582
  		Net Income    	                               247,185  	   203,834

  Balance - End of Period	                     $5,271,251  	$4,639,416



Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period                $   (2,671)  $  (17,046)
	  Net Change in Unrealized Gain (Loss)
 			on Securities Available for Sale	              14,765  	  (124,531)

  Balance - End of Period                      $  	12,094   $ (141,577)



Treasury Stock:
  Balance - Beginning and End of Period	       $ (446,660) 	$ (446,660)



See accountant's report and accompanying notes.



4
	Zachary Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 1998 and 1997



                                          													(UNAUDITED)
                                                         MARCH 31
	         	                                           1998         1997
Cash Flows From Operating Activities:
  Net Income	                                   $   247,185     	$ 203,834
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
	    Provision for Loan  Losses	                     23,785	         7,479
      Provision for Depreciation 	                   52,691	        34,097
 	    Amortization (Accretion) of Securities
      Premiums (Discounts)	                           1,671         (8,035)
	    Dividends on FHLB Stock	                        (3,900)    	   (3,300)
      Loss on Sale of Securities                    	   -             	913
      (Increase) Decrease in  Interest Receivable   (16,467)       	67,088
      (Increase) Decrease in Other  Assets	        (132,214)	       86,691
      Increase (Decrease) in  Interest Payable	      12,052	        (6,376)
      Increase in Other Liabilities	                129,751	        93,867

          Net Cash Provided by Operating
            Activities	                             314,554   	    476,258

Cash Flows From Investing Activities:
 	    Net Decrease in Interest Bearing
        Deposits in Other Institutions	              49,923	        20,406
      Net(Increase)Decrease in Reserve
			  Funds Sold                                 	(1,850,000)	       50,000
      Purchase of Federal Home Loan Bank Stock     	(51,300)	      (21,900)
      Purchases of Securities                         -        	(2,030,544)
      Principal Payments on Mortgaged Back
			  Securities                                    	694,819       	 98,698
      Proceeds from Maturities of Securities	     1,500,000	         -
      Proceeds from Sale of Securities	               -         	4,982,239
      Net Increase in Loans   	                    (210,665)	     (323,508)
      Purchases of Premises and Equipment	          (50,269)	     (142,757)
      Proceeds from Sales of Other Real Estate 	      1,247	         -

         Net Cash Provided by Investing
            Activities                              	93,755   	  2,632,634


                            (CONTINUED)
                                5

				       	            	                               (UNAUDITED)
                                                          MARCH 31
	                                                    1998          1997

Cash Flows From Financing Activities:
	Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts	                              892,201    	(3,155,438)
  Net Increase (Decrease) in Certificate
		of Deposit                                   	  (501,509) 	      20,087

        Net Cash Provided by Financing
            Activities	                            390,692    	(3,135,351)

Increase (Decrease) in Cash and Due
	from Banks	                                       799,001       	(26,459)

Cash and Due from Banks - Beginning of
  Period                                       	 2,481,869      	3,654,801

Cash and Due from Banks - End of Period        	$3,280,870	     $3,628,342

Supplemental Disclosures of Cash Flow
  Information:

    Noncash Investing Activities:

	  Increase (Decrease) in Unrealized
      Gain (Loss) on Securities Available
      for Sale                                  $   22,372     $ (188,682)

	  Increase (Decrease) in Deferred Tax
      Effect on Unrealized Gain (Loss)
      on Securities Available for Sale          $   (7,607)    $   64,151

Cash Payments For:
  Interest Paid on Deposits                     $  564,336     $  537,248

  Income Tax Payments (Refunds)                 $  127,500     $  (14,719)


See accountant's report and accompanying notes.

6


Zachary Bancshares, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 1998 and 1997

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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended March 31, 1998 are no indication of the expected results for the annual period which ends December 31, 1998. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1997.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and


7
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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



8

The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in management's opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but un-collected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent that cash payments are received.

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


9
Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

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

The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individ-ually by the Company in accordance with state statutes.

	Comprehensive Income

	The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income", which has become effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its


10
components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Bank adopted this statement in 1998. The only component of comprehensive income included in the financial statements was the unrealized gain (loss) on securities available for sale, which was immaterial at March 31, 1998 and 1997.

	Earnings per Common Share

	In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) was issued which establishes standards for computing and presenting earnings per share (EPS).
Under SFAS No. 128, primary EPS is replaced with Basic EPS.  Basic
EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS now called diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At
March 31, 1998 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate Basic EPS was 193,667 for the first quarter of 1998 and 1997.

	Statements of Cash Flows

For purposes of reporting cash flows, cash and due from banks in-cludes cash on hand and amounts due from banks (including cash items in process of clearing).



11
Zachary Bancshares, Inc. and Subsidiary

	MANAGEMENT'S DISCUSSION

	March 31, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi-cant changes in income and expenses in relation to the changes in fi-nancial position for the three months ended March 31, 1998 and 1997 This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.


FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $46,338,808 at March 31, 1998 compared to $37,581,194 at March 31, 1997. This represents an increase of $8,757,614 or 24%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 20% to $23,501,196 at March 31, 1998 compared to $29,322,066 at March 31, 1997. This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured.

Bank Premises and Equipment

Total bank premises and equipment was $1,691,465 at March 31, 1998 compared to $1,448,099 at March 31, 1997. A contract for $2,876,000 for the construction of a new Company headquarters was signed on December 31, 1997 and foundation work started for the project during March 1998. As work continues on the project, the Bank premises and equipment totals will increase to reflect the construction in progress. Completion of the project is anticipated to be in the first quarter of 1999.


12
Deposits

Total deposits increased $4,537,546 or 7% to $69,571,464 at March 31, 1998 compared to $65,033,918 at March 31, 1997.

RESULTS OF OPERATION
For the Three Month Period Ended March 31, 1998 over 1997

Net Income

Net Income was $247,185 for the three month period ended March 31, 1998 compared to $203,834 in the same period in 1997. This change was primarily due to an increase in total interest income.

Interest Income

Interest Income for the three month period ended March 31, 1998 was $1,445,225 or a 12% increase over the same period in 1997. The interest income increase resulted from the Company's continued asset reallocation from lower yielding securities to higher yielding loans. The Subsidiary's loan portfolio increased 24% to $46,338,808 while its investment portfolio decreased 20% to $23,501,196 in the time period under consideration.

Interest Expense

Interest Expense for the quarter ended March 31, 1998 was $564,337 or a 7% increase over the same quarter in 1997 at $530,872. Interest bearing deposits increased 4% to $54,629,775 from $52,577,401 at March 1997. Both volume and rate increases contributed to the net interest expense change.

Provision for Loan Losses

The Company included $23,785 for provision for loan losses during the three month period ended March 31, 1998 due to continued increases in the loan portfolio. The Company's Watch List volumes were stable in the last half of 1997 and to date in 1998. Management does not anticipate any unusual Watch List changes and remains committed to providing for losses in a timely manner.

Total Other Income

Total other income for the time period under consideration increased $7,228 or 5%. Service charges on Deposit Accounts decreased $6,321 or


13
5% as the Company offered new products during the latter part of 1997 which included reduced monthly service fees. Other income increased $12,636 or 32% primarily from fee income on investment sales which the Company received under the terms of a contract with a third party which offers discount brokerage service at the Company's facility.

Total Other Expense

Total Other Expenses increased 6% or $36,023 to $645,990 at March 31, 1998 from $609,967 at March 31, 1997. Employee salaries and benefits increased 10% for the three month period under consideration.
Occupancy expense decreased 16% for the 1998 three month time period as 1997's period had one time expenses of approximately $15,000 related to the Company's data processing conversion in February 1997.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 1998 and 1997 and expects to remain taxable at the current rate throughout 1998.















14








	PART II








Item 6.  EXHIBITS AND REPORT

	a.  The following exhibit is filed as a part of this report.

	    EXHIBIT 15 - Report of Independent Accountants


















15





	SIGNATURES






	Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

			ZACHARY BANCSHARES, INC.





Date: MAY 6, 1998      	/s/ Harry S. Morris, Jr.
                         			Harry S. Morris, Jr.
                           			President


                    			/s/ Larry Bellard
			                        Larry Bellard
                           		Treasurer














16



						April 30, 1998


				  Independent Accountant's Report




To the Board of Directors
  Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

	We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of March 31, 1998 and 1997, and the related Consolidated Statements of Income and Cash Flows for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

	We previously audited and expressed our unqualified opinion in our report dated January 10, 1998, on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1997.

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

			Respectfully submitted,



			/s/ HANNIS T. BOURGEOIS & CO., L.L.P.


	17
Management's Responsibility for Financial Reporting


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

	The financial statements as of December 31, 1997 were examined by Hannis T. Bourgeois & Co., L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state-ments prepared by management. The financial statements as of March 31, 1998 have been reviewed by Hannis T. Bourgeois & Co., L.L.P. in accor-dance with standards established by the American Institute of Certified Public Accountants.


                         				/s/ Larry Bellard
                                Larry Bellard, Treasurer


18