Form 10QSB
period 1998-06-30
ZACHARY BANCSHARES INC
filed 1998-08-14
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C. 20549

                            FORM 10 - QSB

                Quarterly Report Under Section 13 or
                15 (d) of the Securities Exchange Act
                of 1934


For the Quarter ended June 30, 1998    Commission File Number 2-89559 Zachary
                                                              Bancshares, Inc.
          (Exact name of registrant as specified in its charter)
             Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
           of organizaton)                   or Identification No.)

          4700 Main Street
          Post Office Box 497
          Zachary, Louisiana 70791-0497
(Address of principal executive office)(Zipcode)

Registrant's telephone number, including area code     504 6542701

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

     Common Stock, $10 par value, 193,667 shares outstanding as of June
30, 1998.


                                I N D E X



Financial Statements:


  Consolidated Balance Sheets - June 30, 1998,
     December 31, 1997 and June 30, 1997                          2

  Consolidated Statements of Income - for the three
     and six months ended June 30, 1998 and 1997                  3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the six months ended June 30,
      1998 and 1997                                               4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1998 and 1997             5 - 6

Notes to Consolidated Financial Statements                      7 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        12 - 14

  Part II - Other Information                                    15

  Signatures                                                     16

  Management's Responsibility for Financial Reporting         17 - 18














                                 1



                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
          June 30, 1998, December 31, 1997 and June 30, 1997
                                ASSETS

                                     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
                                       JUNE 30,    DECEMBER 31,     JUNE 30,
                                        1998          1997           1997
Cash and Due from Banks            $ 3,874,104     $2,481,869     $3,003,080
Interest Bearing Deposits in
  Other Institutions                 1,662,292         95,046         92,395
Reserve Funds Sold                   3,175,000      1,700,000      1,200,000
Securities Available for Sale
  (Amortized Cost $22,553,745,
  $25,624,161 and $28,467,639)      22,615,974     25,620,114     28,411,277
Loans                               48,919,894     46,141,573     40,514,930
  Less:  Allowance for Loan Losses    (792,803)      (771,850)      (819,781)
                                    48,127,091     45,369,723     39,695,149
Bank Premises and Equipment          1,893,170      1,693,887      1,480,581
Other Real Estate                      206,153        217,401        363,003
Accrued Interest Receivable            564,159        558,501        586,025
Other Assets                           171,234         69,139         52,795
      Total Assets                 $82,289,177    $77,805,680    $74,884,305
                                   LIABILITIES
Deposits:
  Noninterest Bearing              $16,088,072    $14,418,082    $13,734,835
  Interest Bearing                  57,062,222     54,762,690     52,908,408
                                    73,150,294     69,180,772     66,643,243
Accrued Interest Payable               216,868        188,188        187,432
Other Liabilities                      334,893        221,985        184,841
      Total Liabilities            $73,702,055    $69,590,945    $67,015,516

                          STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively            $2,160,000     $  2,160,000    $ 2,160,000
Surplus                            1,480,000        1,480,000      1,480,000
Retained Earnings                  5,352,711        5,024,066      4,712,648
Unrealized Gain (Loss) on Securities
Available for Sale, Net               41,071          ( 2,671)       (37,199)
Treasury Stock (22,333 Shares
       at Cost)                     (446,660)        (446,660)      (446,660)
      Total Stockholders' Equity   8,587,122        8,214,735      7,868,789
      Total Liabilities and
        Stockholders' Equity     $82,289,177      $77,805,680    $74,884,305


The accompanying notes are an integral part of these financial statements.
                                     2

                   Zachary Bancshares, Inc. and Subsidiary
                   CONSOLIDATED STATEMENTS OF INCOME
       for the three and six months ended June 30, 1998 and 1997

                                    (UNAUDITED)                (UNAUDITED)
                                   QUARTER ENDED             SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                  1998        1997         1998        1997
Interest Income:
  Interest and Fees on Loans  $ 1,077,033  $  855,659   $2,094,534  $1,654,620
  Interest on Securities          355,243     455,110      733,870     928,737
  Other Interest Income            79,112      33,679      128,209      58,228
      Total Interest Income   $ 1,511,388  $1,344,448   $2,956,613  $2,641,585

Interest Expense:
  Interest Expense on Deposits $  591,170  $  533,158   $1,155,507  $1,064,030
  Interest Expense on Borrowings      441       -              441       -
       Total Interest Expense  $  591,611  $  533,158   $1,155,948  $1,064,030

   Net Interest Income         $  919,777  $  811,290   $1,800,665  $1,577,555

Provision for Loan Losses          51,567       7,735       75,352      15,214
      Net Interest Income  After
       Provision for  Loan Losses 868,210     803,555   1, 725,313   1,562,341

Other Income:
Service Charges on
  Deposit  Accounts               120,830     131,872      238,996     256,359
  Loss on Securities                -          (4,478)       -          (5,391)
  Other Operating Income           41,136      33,933       81,266     61 ,427
       Total Other Income         161,966     161,327      320,262     312,395

  Income before Other Expenses $1,030,176  $  964,882   $2,045,575  $1,874,736

Other Expenses:
  Salaries and Employee Benefits  378,875     354,121      743,864     686,387
  Occupancy Expense                39,693      51,075       81,115     100,433
Net Other Real Estate Expense         757       -            5,679       1,200
  Other Operating Expenses        232,181     213,795      466,837     440,938
      Total Other Expenses        651,506     618,991    1,297,495   1,228,958
      Income before Income Taxes  378,670     345,891      748,080     645,778
Applicable Income Taxes           122,910     117,725      245,135     213,778
Net Income                     $  255,760  $  228,166   $  502,945  $  432,000

Per Share:
  Net Income                   $     1.32  $     1.18   $     2.60  $     2.23
  Cash Dividends               $      .90  $      .80   $      .90  $      .80


The accompanying notes are an integral part of these financial statements.


                                    3

                 Zachary Bancshares, Inc. and Subsidiary

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             for the six months ended June 30, 1998 and 1997





                                                     (UNAUDITED)
                                                       JUNE 30,
                                                   1998        1997
Common Stock:
  Balance - Beginning and End of Period         $2,160,000   $2,160,000


Surplus:
  Balance - Beginning and End of Period         $1,480,000   $1,480,000


Retained Earnings:
  Balance - Beginning of Period                 $5,024,066   $4,435,582
    Net Income                                     502,945      432,000
    Cash Dividends                               (174,300)     (154,934)

  Balance - End of Period                       $5,352,711   $4,712,648

Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period                $   (2,671)   $  (17,046)
    Net Change in Unrealized Gain (Loss)
    on Securities Available for Sale               43,742       (20,153)

  Balance - End of Period                      $   41,071    $  (37,199)



Treasury Stock:
   Balance - Beginning and End of Period       $ (446,660)   $ (446,660)

The accompanying notes are an integral part of these financial statements.


                                    4

                   Zachary Bancshares, Inc. and Subsidiary
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1998 and 1997

                                                    (UNAUDITED)
                                                       JUNE,
                                                   1998        1997
Cash Flows From Operating Activities:
  Net Income                                $    502,945  $  432,000
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for Loan Losses                   75,352      15,214
      Provision for Depreciation and  Amortization
102,6378 1,639
   Stock Dividends on Federal Home Loan
        Bank Stock                                (7,800)      -
Net (Accretion) Amortization of
        Securities (Discounts) Premiums            1,632     (13,369)
      (Gain) Loss on Sale of Securities            -           5,391
      (Increase) Decrease in Accrued
      Interest Receivable                        (5,658)      26,543
      (Increase) Decrease in Other  Assets     (102,095)      39,910
      Increase (Decrease) in Accrued
      Interest Payable                           28,680        2,144
      Increase (Decrease) in Other  Liabilities  90,374      123,847
Net Cash Provided by Operating
            Activities                          686,067      713,319
Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold                               (1,475,000)    (350,000)
  Purchase of FHLB Stock                        (51,300)        -
  Purchases of Securities Available for Sale
-
(6,066,015)
  Maturities or Calls of Securities Available
    for Sale                                   1,500,000    1,000,000
  Principal Payments on Mortgage-Backed
    Securities                                 1,627,884      218,084
  Proceeds from Sales of Securities Available
    for Sale                                       -        8,942,917
  Net (Increase) Decrease in Loans            (2,832,720)  (3,270,537)
  Purchases of Premises and Equipment           (301,920)    (222,781)
  Proceeds from Sales of Other
    Real Estate                                   11,248       45,178
          Net Cash Provided by
            Investing Activities             (1,521,808)      296,846
                                (CONTINUED)
                                     5

                                                     (UNAUDITED)
                                                       JUNE 30,
                                                1998            1997
Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                          2,921,392      (327,668)
  Net Increase (Decrease) in Certificates
    of Deposit                                1,048,130    (1,198,358)
  Cash Dividends                               (174,300)     (154,934)

          Net Cash Provided by (Used in)
            Financing Activities              3,795,222    (1,680,960)

Increase (Decrease) in Cash and Due
  from Banks                                  2,959,481      (670,795)

Cash and Due from Banks - Beginning of
    Period                                    2,576,915     3,766,270

Cash and Due from Banks - End of Period     $ 5,536,396   $ 3,095,475

Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:

    Change in Unrealized Gain (Loss)
        on Securities Available
        for Sale                           $     66,277   $   (30,534)

    Change in Deferred Tax Effect
        on Unrealized Gain on Securities
        Available for Sale                 $     22,534   $     10,381

Cash Payments For:
  Interest Paid on Deposits                $  1,127,268   $  1,061,886

  Income Tax Payments                      $    248,500   $    212,000



The accompanying notes are an integral part of these financial statements.


                                    6


                 Zachary Bancshares, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                         June 30, 1998 and 1997


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

  Presentation

  The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended June 30, 1998 are no indication of the expected results for the annual period which ends December 31, 1998. Additional information concerning the
  audited financial  statements  and notes  can be   obtained  from
  Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1997.

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

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that


                                    7
  affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures. The Bank obtains independent appraisals for significant properties.

   Securities

   Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading)
   at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. Securities classified as trading are those securities held for  resale  in anticipation of short-term
   market movements.   The  Bank holds no securities classified as held
   to maturity or trading.

   Securities  that  may  be  sold  prior to  maturity  are  classified as securities  available  for  sale.  Any  decision  to  sell  a security classified  as  available for sale would be based  on various  factors, including  significant  movements in interest
   rates,  changes   in  the maturity  mix  of  the Bank's assets and
   liabilities,  liquidity  needs, regulatory   capital   considerations,
   and other similar factors. Securities  available  for sale are carried at
   fair  value.   Unrealized gains  or losses are reported as increases or
   decreases in stockholders' equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

   Loans

   Loans are stated at principal amounts outstanding,less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
   The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in management's opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status,previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

   Allowance for Loan Losses

   The allowance for loan losses is an amount which in management's judgment
   is adequate to absorb potential losses in the loan portfolio.   The
   allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an inter nal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.
   The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

   Bank Premises and Equipment

   Bank premises and equipment are stated at cost less accumulated deprecia tion. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

   The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

   Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

   Other Real Estate

   Other real estate is comprised of properties acquired through fore closure or negotiated settlement. The carrying value of these prop erties is lower of cost or fair value. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

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

   Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabili ties are recognized for taxable temporary differences. Temporary dif ferences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   The Company and the Bank file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Com pany in accordance with state statutes.

   Comprehensive Income

   The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" , which has become effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its com ponents which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Bank adopted this statement in 1998. The only component of comprehensive income included in the financial statements was the unrealized gain (loss) on securities available for sale, which was immaterial at June 30,1998 and 1997.

                                    10


  Earnings per Common Share

  In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No.128, primary EPS is replaced with Basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS now called diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the  earnings  of  the Company.  At June 30, 1998  the  Company  had  no
  convertible  shares  or  other contracts to  issue  common  stock.   The
  weighted average number of shares of common stock used to calculate Basic EPS was 193,667 for the second quarter of 1998 and 1997.

  Statements of Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents in cludes cash on hand and amounts due from banks (including cash items in process of clearing).





                                   11


             Zachary Bancshares, Inc. and Subsidiary
                     MANAGEMENT'S DISCUSSION
                          June 30, 1998
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS

The  following  is management's discussion and  analysis  of  the significant changes in income and expenses in relation to the changes in financial position for the six months ended June 30,
1998  and  1997.  This information should be read in  conjunction
with  the  financial statements and notes relating thereto.   The
Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $48,919,894 at June 30, 1998 compared to $40,514,930 at June 30, 1997. This represents an increase of $8,404,964 or 21%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment  securities decreased 20% to $22,615,974 at  June  30,
1998 compared to $28,411,277 at June 30, 1997. This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured.

Bank Premises and Equipment

Total bank premises and equipment were $1,893,170 at June 30, 1998
compared  to  $1,480,581  at  June  30,  1997.   A  contract  for
$2,876,000 for the construction of a new Company headquarters was signed on December 31, 1997. As work continues on the project, the building bank premises and equipment totals will increase to reflect the construction in progress. Completion of the project is anticipated to be in the first quarter of 1999.

                                12
Deposits

Total  deposits  increased 10% to $73,150,294 at  June  30,  1998 compared to $66,643,243 at June 30, 1997.

RESULTS OF OPERATION

For the Six Month Period Ended June 30, 1998 over 1997

Net Income

Net Income was $502,945 for the six month period ended June 30, 1998 compared to $432,000 in the same period in 1997, an increase of 16%. This change was primarily due to a 14% increase in net interest income.

Interest Income

Interest Income for the six month period ended June 30, 1998 was $2,956,613 or a 12% increase over the same period in 1997. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities into higher yielding loans. The Bank's loan portfolio increased 21% to
$48,919,894 while its investment portfolio decreased 20% to $22,615,974 in the time period under consideration.

Interest Expense

Interest Expense for the six months ended June 30, 1998 was $1,155,948 or a 9% increase over the same period in 1997 at $1,064,030. Interest bearing deposits increased 8% to $57,062,222 from $52,908,408 at June 30, 1997. Both volume and rate increases contributed to the net interest expense change.

Provision for Loan Losses

The Company included $75,352 for provision for loan losses during the six month period ended June 30, 1998 due to continued increases in the loan portfolio. The Company's Watch List volumes were stable in the last half of 1997 and to date in 1998. Management reviews the Watch List on a monthly basis and remains committed to providing for losses in a timely manner.


                                13
Total Other Income

Total other income for the time period under consideration increased $7,867 or 3%. Service charges on Deposit Accounts decreased $17,363 or 7% as the Company offered new products during the latter part of 1997 which included reduced monthly service fees. Other income increased $19,839 or 32% primarily from fee income on investment sales which the Company received under the terms of a contract with a third party which offers discount brokerage service at the Company's facility.

Total Other Expense

Total other expenses increased 6% or $68,537 to $1,297,495 at June 30, 1998 from $1,228,958 at June 30, 1997. Employee salaries and
benefits   increased   8%  for  the  six   month   period   under
consideration. Occupancy expense decreased 19% for the 1998 six month time period as 1997's period had one time expenses of approximately $15,000 related to the Company's data processing conversion in February 1997.

Income Tax

The  Company is fully taxable at the maximum rate (34%)  in  both
1998 and 1997 and expects to remain taxable at the current rate throughout 1998.

Earnings Per Share

The Company's 1998 earning per share at June 30th was $2.60 a 17% increase or $.37 per share over the previous year.

Dividends

The  Company's cash dividend increased $.10 at June 30,  1998  to
$.90 per share or 12.5% over the previous year.


                                14








                                 PART II


Item l.  LEGAL PROCEEDINGS
        During the normal course of business, the Company is involved in various legal proceedings. In the opinion of manage ment and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  None















                               15







                                SIGNATURES
     Pursuant to the requirement of the Securities and Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZACHARY BANCSHARES, INC.
     Date: August 12, 1998
                                           Harry S. Morris, Jr.
                                           President




                                            Larry Bellard
                                            Treasurer




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

       Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are autho rized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal ac counting controls, Zachary Bancshares, Inc. has a pro fessional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct ac cess to the Audit Committee with or without management present.






                               17
      The financial statements as of December 31, 1997 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of June 30, 1998 have not been reviewed by Hannis T. Bourgeois, L.L.P.





                                        Larry Bellard, Treasurer




                                   18