Form 10QSB
period 1998-09-30
ZACHARY BANCSHARES INC
filed 1998-11-06
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D. C. 20549



	FORM 10 - QSB

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 1998    Commission File Number 2-89559
                         Zachary Bancshares, Inc.
	(Exact name of registrant as specified in its charter)


             Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
        of organizaton)                 or Identification No.)

       4700 Main Street
	 Post Office Box 497
       Zachary, Louisiana                      70791-0497
(Address of principal executive office)         (Zipcode)

Registrant's telephone number, including area code     225 654 2701

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

     Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 1998.

	I N D E X



Financial Statements:


  Consolidated Balance Sheets - September 30, 1998,
    December 31, 1997 and September 30, 1997                           2

  Consolidated Statements of Income - for the three
    and nine months ended September 30, 1998 and 1997                  3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the nine months ended September 30,
    1998 and 1997                             	                        4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 1998 and 1997             5 - 6

  Notes to Consolidated Financial Statements                          7 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              12 - 14

  Part II - Other Information	                                          15

  Signatures	                                                           16

  Management's Responsibility for Financial Reporting                17 - 18





					1









			Zachary Bancshares, Inc. and Subsidiary
			CONSOLIDATED BALANCE SHEETS
		September 30, 1998, December 31, 1997 and September 30, 1997
ASSETS
                		             (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                               September 30,     DECEMBER 31,     September 30,
                                   1998             1997              1997
Cash and Due from Banks        $ 2,694,650      $ 2,481,869       $ 3,756,635
Interest Bearing Deposits in
	Other Institutions	             1,685,233	          95,046      	     93,716
Reserve Funds Sold	              4,100,000	       1,700,000         1,950,000
Securities Available for Sale
   (Amortized Cost $20,545,751,
   $25,624,161 and $26,078,695) 20,607,858	       25,620,114	      26,150,163
Loans		                         50,459,315        46,141,573	      42,414,396
  Less: Allowance for
          Loan Losses             (791,373)         (771,850)        (784,060)
                     				       49,667,942	       45,369,723       41,630,336
Bank Premises and Equipment      2,517,947	        1,693,887        1,525,351
Other Real Estate	                 194,805	          217,401	         241,595
Accrued Interest Receivable	       563,422	          558,501          517,274
Other Assets                       226,193            69,139           82,419
      Total Assets	            $82,258,050 	     $77,805,680      $75,947,489
			LIABILITIES
Deposits:
  Noninterest Bearing          $16,101,756	      $14,418,082      $13,535,456
  Interest Bearing	             56,664,086	       54,762,690	      53,666,229
				                            72,765,842	       69,180,772	      67,201,685
Accrued Interest Payable	          217,425	          188,188          183,745
Other Liabilities                  448,554           221,985      	   338,990
      Total Liabilities	       $73,431,821 	     $69,590,945      $67,724,420
STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively        $  2,160,000	     $  2,160,000	     $ 2,160,000
Surplus	                	        1,480,000	        1,480,000        1,480,000
Retained Earnings        	       5,591,898	        5,024,066	       4,982,560
Unrealized Gain (Loss) on Securities
  Available for Sale, Net	          40,991 	         ( 2,671)          47,169
Treasury Stock (22,333 Shares
 at Cost)          	              (446,660)         (446,660)        (446,660)
      Total Stockholders' Equity  8,826,229	       8,214,735	       8,223,069
      Total Liabilities and
	 Stockholders' Equity	         $82,258,050	     $77,805,680      $75,947,489
The accompanying notes are an integral part of these financial statements.
2
	Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
for the three and nine months ended September 30, 1998 and 1997
                                   (UNAUDITED)              (UNAUDITED)
                        				      QUARTER ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                                 1998       1997         1998        1997
Interest Income:
  Interest and Fees on Loans	$ 1,124,830	$  958,249  	$3,219,364	 $2,612,869
  Interest on Securities	        328,454    427,272    1,062,324	  1,356,009
  Other Interest Income           81,580     24,917      209,789	     83,145
      Total Interest Income	 $ 1,534,864 $1,410,438   $4,491,477	 $4,052,023

Interest Expense:
  Interest Expense on
      Deposits                $  592,846 $  534,827   $1,748,353	 $1,598,857
  Interest Expense on Borrowings      80      -              521      -
       Total Interest Expense $  592,926 $  534,827   $ 1,748,874	$1,598,857

	 Net Interest Income         $  941,938 $  875,611	  $ 2,742,603 $2,453,166

Provision for Loan Losses 	       52,134      8,245	      127,486     23,459
      Net Interest Income
          After Provision for
          Loan Losses            889,804	   867,366	    2,615,117  2,429,707
Other Income:
  Service Charges on
    Deposit  Accounts            124,979    125,309	      363,975    381,668
  Loss on Securities	               -    	     -             -        (5,391)
Other Operating Income            50,655     55,851	      131,921    117,278
       Total Other Income	       175,634	   181,160	      495,896	   493,555
       Income before Other
          Expenses	           $1,065,438 $1,048,526  	 $3,111,013	$2,923,262
Other Expenses:
  Salaries and Employee
      Benefits                   381,257    376,543     1,125,121  1,062,930
  Occupancy Expense	              41,468	    52,360       122,583    152,793
  Net Other Real Estate Expense      756    (11,684)        6,435    (10,484)
  Other Operating Expenses	      271,010    236,895 	     737,847    677,833
      Total Other Expenses	      694,491    654,114	    1,991,986  1,883,072
      Income before Income
         Taxes	                  370,947    394,412	    1,119,027  1,040,190
Applicable Income Taxes          131,760	   124,500	      376,895    338,278
      Net Income	             $  239,187	$  269,912   $   742,132 $  701,912
Per Share:
  Net Income                  $     1.23 $     1.39   $      3.83 $     3.62
  Cash Dividends              $      -   $      -     $       .90 $      .80
The accompanying notes are an integral part of these financial statements.
3
Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the nine months ended September 30, 1998 and 1997


                                         		          (UNAUDITED)
                                                     September 30,
                                                   1998          1997

Common Stock:
  Balance - Beginning and End of Period	       $2,160,000     $2,160,000


Surplus:
  Balance - Beginning and End of Period        $1,480,000	    $1,480,000


Retained Earnings:
  Balance - Beginning of Period                $5,024,066	    $4,435,582
  	Net Income	                                    742,132        701,912
  	Cash Dividends                                (174,300)      (154,934)

  Balance - End of Period                      $5,591,898	    $4,982,560

Net Unrealized Gain (Loss) on Securities
  Available for Sale:
  Balance - Beginning of Period                $  ( 2,671)    $   (17,046)
	  Net Change in Unrealized Gain
 			on Securities Available for Sale   	           43,662          64,215

  Balance - End of Period	                     $   40,991     $    47,169

Treasury Stock:
  Balance - Beginning and End of Period	       $ (446,660)    $  (446,660)


The accompanying notes are an integral part of these financial statements.


4


	Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 1998 and 1997
                       						              										(UNAUDITED)
         					 	                         										   September,
                      	              				      1998              1997
Cash Flows From Operating Activities:
  Net Income							                       $    742,132	      $   701,912
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Provision for Loan Losses       			      127,486            23,459
      Provision for Depreciation
        and Amortization                   	   152,988           128,220
	 Stock Dividends on Federal Home Loan
			  Bank Stock	                               (12,600)          (32,300)
	  Net (Accretion) Amortization of
        Securities (Discounts) Premiums         (2,107)          (14,803)
      (Gain) Loss on Sale of Securities	          -                5,391
      (Gain) on Sale of Other Real Estate		       -              (11,684)
      (Increase) Decrease in Accrued
			Interest Receivable	                         (4,921)           95,294
      (Increase) Decrease in Other Assets     (157,054)	             (95)
      Increase (Decrease) in Accrued
			Interest Payable	                            29,237            (1,543)
      Increase (Decrease) in Other Liabilities 204,077 	         244,915
          Net Cash Provided by Operating
            Activities	                      1,079,238	        1,138,766
Cash Flows From Investing Activities:
  Net (Increase) Decrease in Reserve
    Funds Sold	                             (2,400,000)	      (1,100,000)
  Purchase of FHLB Stock                       (51,300)	            -
  Purchases of Securities Available for Sale	    -      	     (7,033,099)
  Maturities or Calls of Securities Available
		for Sale	                                  2,500,000	        4,000,000
  Principal Payments on Mortgage-Backed
		Securities	                                2,644,417 	         605,612
  Proceeds from Sales of Securities Available
		for Sale	                                      -      	      8,945,151
  Net (Increase) Decrease in Loans   	      (4,425,705)	      (5,213,969)
  Purchases of Premises and   Equipment	      (977,048) 	       (314,132)
  Proceeds from Sales of Other
    Real Estate	                               22,596	           178,270
          Net Cash Provided by
			      Investing Activities	             (2,687,040)	           67,833
(CONTINUED)
5
                                                      (UNAUDITED)
                                                     September 30,
                                              1998                1997
Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts	                       2,904,206 	           38,091
  Net Increase (Decrease) in Certificates
		of Deposit	                                 680,864    	    (1,005,675)
  Cash Dividends                             (174,300)	         (154,934)

          Net Cash Provided by (Used in)
			      Financing Activities	              3,410,770 	       (1,122,518)

Increase (Decrease) in Cash and Interest
	Bearing Deposits                           1,802,968    	        84,081

Cash and Interest Bearing Deposits -
    Beginning of  Period	                   2,576,915   	      3,766,270

Cash and Interest Bearing Deposits -
    End of Period	                       $  4,379,883	      $  3,850,351

Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:

  Change in Unrealized Gain (Loss)
        on Securities Available
        for Sale                         $      66,154       $     97,296
  Change in Deferred Tax Effect
        on Unrealized Gain on Securities
        Available for Sale               $      22,492       $    (33,081)
 Cash Payments For:
  Interest Paid on Deposits	             $   1,719,116	      $    536,370

  Income Tax Payments	                   $     374,500       $    333,000

The accompanying notes are an integral part of these financial statements.

6


Zachary Bancshares, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 1998 and 1997


Note A - Summary of Significant Accounting Policies -
The accounting principles followed by Zachary Bancshares, Inc. and its wholly-owned Subsidiary, Bank of Zachary, are those which are generally practiced within the banking industry. The methods of applying those principles con form with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determina tion of financial position, results of operations, changes in stockholders' equity and cash flows are summarized below.

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments neces sary to provide a fair statement of the results for the interim periods pre sented. It is noted that the results for the first nine months ended Septem ber 30, 1998 are no indication of the expected results for the annual period which ends December 31, 1998. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1997.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in con nection with foreclosures. The Bank obtains independent appraisals for sig nificant properties.

 Securities

Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically.

Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. Securities classified as trading are those securities held for resale in an ticipation of short-term market movements. The Bank holds no securities classified as held to maturity or trading.

Securities that may be sold prior to maturity are classified as securities avail able for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, li-quidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the reported deferred tax effect. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

Loans

Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recog nized and included in interest income using the sum of the digits method, which does not differ materially from the interest method.

The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is dis continued when, in management's opinion the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or char ged to the allowance for loan losses. Interest income is subsequently recog nized only to the extent cash payments are received.

Allowance for Loan Losses

The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of exami nations by regulatory agencies; an internal asset review process; expecta tions of future economic conditions and their impact on particular borrowers; and other judgmental factors.

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collec tibility of the principal is unlikely. Recoveries are credited to the allow ance at the time of recovery.

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

Income Taxes

The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is ex cluded. Also certain items of income and expenses are recognized in diffe rent time periods for financial statement purposes than for income tax pur poses. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

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

Comprehensive Income

The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" , which has become effective for years beginning after December 15, 1997. This statement establishes standards for reporting and dis play of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but ex cluded from net income. The Bank adopted this statement in 1998. The only component of comprehensive income included in the financial statements was the unrealized gain (loss) on securities available for sale, which was immaterial at September 30,1998 and 1997.


10


Earnings per Common Share

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with Basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS now called diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or con verted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 1998 the Com pany had no convertible shares or other contracts to issue common stock.
The weighted average number of shares of common stock used to calculate Basic EPS was 193,667 for the third quarter of 1998 and 1997.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clear ing).


















11





Zachary Bancshares, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION

September 30, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 1998 and 1997. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $50,459,315 at September 30, 1998 compared to $42,414,396 at September 30, 1997. This represents an increase of $8,044,919 or 19%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 21% to $20,607,858 at September
30, 1998 compared to $26,150,163 at September 30, 1997.  This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured.

Bank Premises and Equipment

Total bank premises and equipment were $2,517,947 at September 30, 1998 compared to $1,525,351 at September 30, 1997. The contract for $2,876,000 for the construction of a new Company headquarters is about 48% complete as of September 30, 1998. As work continues on the project, the bank premises and equipment totals will increase to reflect the construction in progress. Completion of the project is anticipated to be in the first quarter of 1999.

12
Deposits

Total deposits increased 8% to $72,765,842 at September 30, 1998 compared to $67,201,685 at September 30, 1997.

RESULTS OF OPERATION

For the Nine Month Period Ended September 30, 1998 over 1997

Net Income

Net Income was $742,132 for the nine month period ended September
30, 1998 compared to $701,912 in the same period in 1997, an increase of 6%. This increase is primarily a result of the shifting of investment assets to the higher yielding loan portfolio as well as an overall increase in Bank assets.

Interest Income

Interest Income for the nine month period ended September 30, 1998 was $4,491,477 or an 11% increase over the same period in 1997. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities into higher yielding loans. The Bank's loan portfolio increased 19% to $50,459,315 while its investment portfolio decreased 21% to $20,607,858 in the time period under consideration.

Interest Expense

Interest Expense for the nine months ended September 30, 1998 was $1,748,874 or a 9% increase over the same period in 1997 at $1,598,857. Interest bearing deposits increased 6% to $56,664,086 from $53,666,229 at September 30, 1997. Both volume and rate increases contributed to the net interest expense change.

Provision for Loan Losses

The Company included $127,486 for provision for loan losses during the nine month period ended September 30, 1998 due to continued increases in the loan portfolio. The Company's Watch List volumes were stable in the last half of 1997 and to date in 1998. Management reviews the Watch List on a monthly basis and remains committed to providing for losses in a timely manner.


13
Total Other Income

Total other income for the time period under consideration increased $2,341. Service charges on Deposit Accounts decreased $17,693 or 7% as the Company offered new products during the latter part of 1997 which included reduced monthly service fees. Other income increased $14,643 or 12% primarily from fee income on investment sales which the Company received under the terms of a contract with a third party which offers discount brokerage services at the Company's facility.

Total Other Expense

Total other expenses increased 6% or $108,914 to $1,991,986 at September 30, 1998 from $1,883,072 at September 30, 1997. Employee salaries and benefits increased 6% for the nine month period under consideration. Occupancy expense decreased 20% for the 1998 nine month time period as 1997's period had one time expenses of approximately $15,000 related to the Company's data processing conversion in February 1997.

Income Tax

The Company is fully taxable at the maximum rate (34%) in both
1998 and 1997 and expects to remain taxable at the current rate throughout 1998.

Earnings Per Share

The Company's 1998 earning per share at September 30,1998 was $3.83 a 6% increase or $.21 per share over the previous year.

Dividends

The Company's cash dividend increased $.10 at June 30, 1998 to
$.90 per share or 13% over the previous year.






14










	PART II





Item l.  LEGAL PROCEEDINGS

During the normal course of business, the Company is involved in various legal proceedings. In the opinion of manage-ment and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.



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

	Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assur ance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

The financial statements as of December 31, 1997 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an indepen dent professional opinion on the financial statements prepared by management. The financial statements as of September 30, 1998 have not been reviewed by Hannis T. Bourgeois, L.L.P.




                              					Larry Bellard, Treasurer



18