Form 10KSB
period 1998-12-31
ZACHARY BANCSHARES INC
filed 1999-03-31
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1998
      Zachary Bancshares, Inc.                          0-13397
(Exact name of registrant as specified in its charter)(Comm. File No.)
                 Louisiana                             72-0981148
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of Incorporation or Organization)
       4700 Main Street
       P. O. Box 497
       Zachary, Louisiana                                  70791
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:    (504) 654-2701

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $10.00 Par Value
                                    (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub ject to such filing requirements for the past 90 days.
  Yes  X  No    .

Indicate by check mark whether disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be con tained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ______.

The registrant's revenues for the fiscal year ended December 31,1998 were $6,756,735.

State the aggregate market value of the voting stock held by non-affiliates* of the registrant: $3,695,660 (184,783 Shares @ $20 per share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock $10 Par Value, 193,667 shares outstanding as of March 1, 1999.
               Documents Incorporated by Reference
          Document                               Part of Form 10-KSB
Annual Report for Fiscal Year                    Part I and Part II
  Ended December 31, 1998
Definitive Proxy Statement for 1999              Part I and Part III
  Annual Meeting of Stockholders

*For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.




                             10-KSB Index

                                Part I


Item 1   Description of Business..................................    1
         Supplemental Financial Information:
           Average Balance Sheets and Interest Yield Analysis.....    5
           Interest Differential.................................     6
           Securities Portfolio..................................     7
           Loan Portfolio........................................     8
           Non-Performing Loans..................................     9
           Summary of Loan Loss Experience.......................     10
           Deposits..............................................     11
           Return on Equity and Assets...........................     12

Item 2    Description of Properties..............................     12

Item 3    Legal Proceedings......................................     12

Item 4    Submission of Matters to a Vote of Security Holders....     13


                             Part II


Item 5    Market for the Registrant's Common Stock
           and Related Stockholder Matters.......................     14
Item 6    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................     14

Item 7    Financial Statements and Supplementary Data............     14

Item 8    Disagreements on Accounting and Financial Disclosures..     14


                            Part III


Item 9    Directors and Executive Officers of the Registrant.....     15

Item 10   Executive Compensation.................................     15

Item 11   Security Ownership of Certain Beneficial Owners
           and Management........................................     15

Item 12   Certain Relationships and Related Transactions.........     15


                             Part IV


Item 13   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...........................................     16
            Management's Responsibility  for Financial Reporting..    17

            Signatures...........................................     18


                             Part I



Item 1.   Description of Business

The Registrant

Zachary Bancshares, Inc., (the "Corporation") was incorporated in Louisiana on October 10, 1983. At the annual shareholders meeting on April 11, 1984, the shareholders of the Bank of
Zachary (the "Bank") approved a merger agreement pursuant to which Consolidated Bank of Louisiana, a wholly-owned subsidiary of Zachary Bancshares, Inc., was merged into the Bank. On May 17, 1984, the Bank was merged into Consolidated Bank of Louisiana and the surviving Bank, Bank of Zachary, became a wholly-owned subsidiary of Zachary Bancshares, Inc., through a one-for-one exchange for all of the outstanding common stock of the Bank. The reorganization was accounted for as a pooling-of-interests. Zachary Bancshares, Inc. is now engaged, through its subsidiary, in the banking business. The Bank is the Corporation's principal asset and primary source of revenue.

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

The Bank presently has a main office at 4700 Main Street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2210 Highway 64, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish, Louisiana. As further discussed in Item 2, Description of Properties, the Bank is constructing a new main office facility in Zachary, Louisiana which will be completed during the second quarter 1999.

Bank of Zachary is engaged in primarily the same business opera tions as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers, among services, travelers' cheques, safe deposit boxes, note collection, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.

The three main areas in which the Bank has directed its lendable assets are (1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial and industrial loans. As of December 31, 1998, these three categories accounted for approximately 61%, 6%, and 33%, respectively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

                                1

The majority of the Bank's deposits are attracted from individuals and small business-related sources. The average deposit balance is relatively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a deposi tory for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $7,428,960 and demand deposits of $6,008,365 as of December 31, 1998. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1998, the Bank had a total of 3,670 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $29,125,940; 155 accounts representing money market accounts with a total balance of $3,987,876; 1,917 savings accounts with a total balance of $8,489,733; and 1,248 other time deposit accounts with a total balance of $32,846,847. There are no securities held by the Bank that are subject to repurchase agreements.

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

Competition

The Bank's general market area which is East Baton Rouge Parish and the Feliciana Parishes has a population approximating 400,000 people. The primary market of the Bank is the City of Zachary with a population of approximately 11,050 people. This is the location of the main office and one of its two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

East Baton Rouge Parish, in which the City of Zachary is located, contains in excess of 150 banking offices. In the primary market area, there are two major regional banks aggressively pursuing l oans, deposits and other accounts.

Interest rates on loans made and deposits received were mostly de regulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by



                                2

such factors as loan terms, interest charges, restrictions on borrowers and compensating balances, and the services offered by the Bank.
Competition for deposits is governed primarily by the services offered, including convenience of location.

Federal legislation has broadened significantly the powers of savings and loan institutions with the result that such insti tutions may now engage in certain activities formerly permitted only to banks. The Bank has experienced no major effects from this legislation at this time.

Employees

The Bank has approximately 37 full time employees, and 7 part-time employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

Zachary Bancshares, Inc., a bank holding company within the mean ing of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

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

Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

In addition to the limitations of Louisiana law with respect to the ownership of banks, as described below, the ownership or control of voting shares of a second bank by a bank holding company such as Zachary Bancshares, Inc. is restricted by the Act unless the prior approval of the Board is obtained. The Act prohibits the Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's subsidiaries are principally conducted, unless such an acquisi tion is specifically authorized by statute of the state in which the Bank whose shares are to be acquired is located.

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


                                4
              Zachary Bancshares, Inc. and Subsidiary

        AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

         for the years ended December 31, 1998 and 1997


                                             1998
                                            INTEREST     AVERAGE
                               AVERAGE      INCOME/      YIELD/
                               BALANCE      EXPENSE       RATE

ASSETS
Interest Earning Deposits
  and Reserve Funds         $ 5,474,365   $  288,461      5.27%
Securities
  Taxable                    22,013,923    1,352,543      6.14

Loans                        48,987,560    4,450,667      9.09
   Total Earning Assets      76,475,848    6,091,671      7.97%


Allowance for Loan Losses      (795,754)
Nonearning Assets             5,775,238
     Total Assets           $81,455,332


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings             $    13,151          681       5.18%
Savings and NOW Accounts     19,143,843      539,028       2.82
Insured Money Market Accounts 4,411,314       86,917       1.97
Certificates of Deposit      32,627,785    1,698,320       5.21
    Total Interest Bearing
      Liabilities            56,196,093    2,324,946       4.14%

Demand Deposits              16,355,885
Other Liabilities               657,854
Stockholders' Equity          8,245,500
    Total Liabilities and
      Stockholders' Equity  $81,455,332


Net Interest Income - Tax Equivalent Basis  3,766,725
Tax Equivalent Adjustment                       -
     Net Interest Income                   $3,766,725


Net Interest Income - Spread                                 3.83%

Net Interest Income as a % of Total Earning Assets           4.93%






                                5


                                                   1997
                                                 INTEREST   AVERAGE
                                    AVERAGE      INCOME/    YIELD/
                                    BALANCE      EXPENSE     RATE

ASSETS
Interest Earning Deposits and
  Reserve Funds Sold            $ 2,079,000    $  112,694    5.42%
Securities
  Taxable                        28,156,000     1,758,344    6.25
Loans-Net                        40,690,000     3,601,644    8.85
     Total Earning Assets        70,925,000    $5,472,682    7.72%


Allowance for Loan Losses          (809,000)
Nonearning Assets                 5,180,000
     Total Assets               $75,296,000


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                 $     -             -          -
Savings and NOW Accounts         19,809,000     589,931      2.98%
Insured Money Market Accounts     4,964,000     107,307      2.16
Certificates of Deposit          28,770,000   1,451,009      5.04
    Total Interest Bearing
      Liabilities                53,543,000   2,148,247      4.01%

Demand Deposits                  13,269,000
Other Liabilities                   562,000
Stockholders' Equity              7,922,000
    Total Liabilities and
      Stockholders' Equity      $75,296,000


Net Interest Income - Tax Equivalent Basis    3,324,435
Tax Equivalent Adjustment                         -
Net Interest Income                          $3,324,435

Net Interest Income - Spread                                   3.71%

Net Interest Income as a % of Total Earning Assets             4.69%


             Zachary Bancshares, Inc. and Subsidiary

                      INTEREST DIFFERENTIAL

              for the year ended December 31, 1998


                                            1998 Over 1997
                                       CHANGE            TOTAL
                                    ATTRIBUTABLE        INCREASE
                                  VOLUME       RATE    (DECREASE)

Interest Earning Assets:
  Reserve Funds Sold            $ 181,457   $ (5,690)  $ 175,767
  Securities                     (380,762)   (25,039)   (405,801)
  Loans                           742,851    106,172     849,023
    Total Interest Income         543,546     75,443     618,989


Interest Bearing Liabilities:
  Bank Borrowings                     341        340         681
  Savings and NOW Accounts        (19,515)   (31,388)    (50,903)
  Insured Money Market Accounts    (11,448)   (8,942)    (20,390)
  Certificates of Deposit          197,856    49,455     247,311
       Total Interest Expense      167,234     9,465     176,699

Increase in Interest Differential$ 376,312  $ 65,978    $442,290






Note: The change in interest due to both volume and rate changes has been allocated equally between volume and rate.






                                6
Securities Portfolio

  Amortized cost and fair values of securities available for sale at December 31, 1998 and 1997 are summarized as follows:
                                          1998
                                    GROSS       GROSS
                      AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                        COST        GAINS       LOSSES      VALUE    YIELD*

Securities of Other
 U.S. Government
 Agencies:
   Within  1 Year    $ 5,995,226   $ 20,874   $    -    $ 6,016,100   6.24%
  Over 1 Through
      5 Years          1,002,888      6,112        -      1,009,000   6.50
  Over 5 Years         2,013,028     34,972        -      2,048,000   6.61
                    $  9,011,142  $  61,958   $    -    $ 9,073,100   6.35%

Mortgage-Backed
 Securities:
   Over 10 Years    $  4,625,166   $ 43,356   $  2,931  $ 4,665,591   6.76%

Collateralized
 Mortgage
 Obligations:
    1-5 Years       $    583,566   $   -      $ (2,468) $   581,098   5.65%
    5-10 Years         1,001,747       -       (31,747)     970,000   5.65
    Over 10 Years      2,010,240       -       (59,590)   1,950,650   4.94
                    $  3,595,553   $   -      $ 93,805)   3,501,748   5.25%

Equity Securities   $    332,100   $   -      $    -    $   332,100   5.64%

*Weighted Average Yield.

                                         1997
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                       COST        GAINS       LOSSES      VALUE     YIELD*

U.S. Treasury
 Securities:
   Within 1 Year   $ 1,980,063    $ 10,562   $    -     $ 1,990,625   6.42%

                   $ 1,980,063    $ 10,562   $    -     $ 1,990,625   6.42%

Securities of Other
 U.S. Government
 Agencies:
   Within  1  Year $ 2,499,036    $    -       (3,674)  $ 2,495,362   5.56%
  Over 1 Through
   5 Years           6,984,476     36,900         -       7,021,376   5.47
      Over 5 Years   3,035,699     22,301         -       3,058,000   6.72
                   $12,519,211   $ 59,201    $ (3,674)  $12,574,738   5.79%




                                 (CONTINUED)
                                      7
                                                  1997
                                     GROSS       GROSS
                       AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                         COST        GAINS       LOSSES      VALUE    YIELD*

Mortgage-Backed
 Securities:
  Over 10 Years     $ 5,694,931    $ 50,409   $     (971)  $ 5,744,369  6.62%

Collateralized
 Mortgage
 Obligations:
    1-5   Years     $ 1,005,141   $    -      $    (5,766) $   999,375  5.63%
    5-10   Years      1,002,256        -          (47,256)     955,000  5.83
   Over 10 Years      3,159,259        -          (66,552)   3,092,707  5.36
                    $ 5,166,656   $    -      $  (119,574) $ 5,047,082  5.50%
Equity Securities   $   263,300   $    -      $     -      $   263,300  7.18%

*Weighted Average Yield.

LOAN PORTFOLIO

An  analysis of the loan portfolio at December 31, 1998 and 1997, is as
follows:
                                            1998          1997
     Real Estate Loans - Construction   $ 5,086,020   $ 4,464,490
     Real Estate Loans - Mortgage        26,824,063    28,568,164
     Loans to Farmers                        63,370        81,779
     Commercial and Industrial Loans     17,142,525    10,138,068
     Loans to Individuals                 3,127,188     2,775,044
        All    Other   Loans                128,836       114,028
         Total Loans                     52,372,002    46,141,573
             Allowance for Loan Losses     (858,856)     (771,850)
                                        $51,513,146   $45,369,723

The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 1998 and 1997:

INTEREST RATE       MATURITY                   1998         1997

  Various          1 Year or Less          $ 2,559,030  $ 2,442,032
  Fixed            1 Year or Less           13,194,395   11,214,553
  Fixed            Over 1 Through 5 Years   34,702,688   29,600,582
  Fixed            Over 5 Years              1,699,291    2,667,808
  Nonaccrual       Various                     216,598      216,598
                                           $52,372,002  $46,141,573




Note:   The information necessary for a breakdown of maturity  of
the  various  types  of  loans  is not  readily  available.   The
Corporation has no foreign loans.




                           (CONTINUED)
                                8


NON-PERFORMING LOANS

The following table presents information on the amount of non-per forming loans at December 31, 1998 and 1997:
                                                1998         1997

Loans accounted for on a non-accrual basis  $   126,829  $   216,598

Loans contractually past due ninety days
  or more as to principal or interest
  payments                                        -            -

Loans whose terms have been renegotiated
  to provide a reduction or deferral of
  interest or principal due to a deteri-
  oration in the financial position of
  the borrower                                    -            -

Loans now current where there are serious
  doubts as to the ability of the borrower
  to comply with present loan repayment
  terms                                           -            -
                                            $   126,829  $   216,598

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the allowance for loan losses:

                                           Year Ended December 31
                                                1998         1997
Amount of Loans Outstanding at End of
  Period                                  $52,372,002    $46,141,573

Daily Average Amount of Loans             $48,987,560    $40,690,000
Balance of Allowance for Loan Losses
  at Beginning of Period                  $   771,850    $   820,227

Loans Charged Off:
  Real Estate                                  12,000          8,167
  Commercial, Industrial and Agricultural      74,000         24,143
      Individuals    and    Others             63,840         63,490
                                              149,840         95,800
Recoveries of Loans previously charged off:
    Real  Estate                               20,000            263
 Commercial, Industrial and Agricultural       13,000            -
  Individuals and Others                       13,281         16,306
       Total   Recoveries                      46,281         16,569
    Net Loans Charged Off                     103,559         79,231
Additions to Allowance Charged to Expense     190,565         30,854
Balance at End of Period                  $   858,856    $   771,850





Ratio of Net Charge-Offs to Total Loans
      Outstanding                                0.20%         0.17%

Ratio of Net Charge-Offs to Average Loans
      Outstanding                                0.21%         0.19%

The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss ex perience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

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

The allowance for loan losses has been allocated according to the type of loan described:

                                December 31, 1998        December 31,1997
                                       PERCENT OF               PERCENT OF
                                        LOANS IN                 LOANS IN
                                     EACH CATEGORY            EACH CATEGORY
                                       TO TOTAL                  TO TOTAL
                          ALLOWANCE      LOANS        ALLOWANCE    LOANS
Real Estate               $ 524,332      61.05%       $ 552,567    71.59%
Commercial, Industrial
  and Agricultural          282,134      32.85          170,965    22.15
Individuals and Others       52,390       6.10           48,318     6.26
                          $ 858,856     100.00%       $ 771,850   100.00%

Management reviews the allowance for loan loss on a monthly basis. As discussed above, we consider historical loss experience as well as economic factors that effect our local economy. Specific risk factors that are inherent with certain types of lending are also considered. Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real estate loans represent approximately 61% of our loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 33% of the portfolio. After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that current allowance levels are adequate.

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

                              WATCH LIST
                             (000 omitted)
                   TYPE ONE    TYPE TWO    TYPE THREE     TYPE FOUR

     12/31/98         -            -         $1,445           -
     12/31/97         -          $13         $1,498           -
     12/31/96         -          $27         $1,573           -
     12/31/95         -            -         $1,241           -
     12/31/94         -            -         $  831           -


The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends.

Deposits

The  average  daily balances and average rates paid  on  deposits for the reported periods are listed below:
                                      1998                   1997
                              AVERAGE     AVERAGE     AVERAGE     AVERAGE
                              BALANCE     RATE PAID   BALANCE     RATE PAID
Noninterest Bearing
  Demand Deposits         $16,355,885        -  %  $13,269,000       -  %

Savings and Now
  Accounts                 19,143,843       2.82%   19,809,000      2.98%

Insured Money Market
  Accounts                  4,411,314       1.97%    4,964,000      2.16%

Certificates of
  Deposit                  32,627,785       5.21%   28,770,000      5.04%

Total Deposits            $72,538,827       4.14%  $66,812,000      4.01%


Maturities of time deposits of $100,000 or more at December 31,1998, are summarized below:

         3 Months or Less                   $ 4,716,887
         Over 3 through 12 Months             9,381,698
         Over 12 Months                       1,617,930
                                            $15,716,515






RETURN ON EQUITY AND ASSETS

The table below summarizes significant financial ratios for the years ended December 31, 1998 and 1997:
                                         1998          1997
Average Total Assets                 $81,455,332   $75,296,000
Average Stockholders' Equity         $ 8,245,500   $ 7,922,000
Net Income                           $ 1,047,660   $   927,402
Earnings per Share-Common            $      5.41   $      4.79
Cash Dividends Paid per Share-Common $      1.90   $      1.75

Return on Average Total Assets              1.29%         1.23%
Return on Average Stockholders' Equity     12.71%        11.71%
Dividend Payout Percentage                 35.12%        36.53%
Average Equity to Average Assets           10.12%        10.52%

Item 2.  Description of Properties

The Bank owns eight pieces of property described below: (a) The land on which the Bank's main operating office is located at 4700 Main Street, Zachary, Louisiana. The office building is approximately 11,500 square feet and includes the Executive Offices, Officers' platform, Note Department, Paying and Receiving functions, and file room. Cost of the property in 1956 was $17,500; construction costs to the building including renova tions total approximately $357,000. (b) Adjacent to the Bank lot is a portion of the Bank's parking lot containing 45 parking places. This lot was purchased in 1964 at a cost of $12,145.
(c) In 1971 the Bank purchased additional property to add to the employee lot. This lot contains 26 spaces and was purchased at a cost of $30,600. (d) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and construction and improvements have totaled approximately $122,000. This branch is known as the Central Branch. (e) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (f) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site. The cost was $10,000. The construction cost was approximately $79,000. This is known as the Plaza Branch. (g) Another parcel adjacent to this was pur chased later in 1977 at a cost of $6,500 for parking area. (h) Included in land is $300,903 that the Bank paid to purchase 2.1 acres of land in downtown Zachary. (i) In July 1982 the Bank constructed a 4,000 square foot operational center located at 4680 Main Street, Zachary. This facility houses Bookkeeping, General Ledger, Central Information Files and other operational functions. The cost of this facility including remodeling was approximately $128,000. (j) During 1997, the Bank entered into a contract to construct a new main office facility on this site. The estimated cost of the facility per the contract is $2,916,826. When the new main office facility is complete and the Bank's operations have moved, properties (a),(b),(c) and (i) will be sold to the City of Zachary for the sum of $570,000 as authorized by City Ordinance No. 1998-16 dated November 24, 1998. The project is scheduled for completion in the second quarter of 1999.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.


                               12

Item 4.  Submission of Matters to a Vote of Security
         Holders

No  matters   were  submitted  to a  vote   of  security  holders
during the fourth quarter of the year ended December 31, 1998.





















































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

The Corporation has 580 stockholders of record as of March 1, 1999.

Cash dividends of $1.90 and $1.75 were paid for the years 1998 and 1997. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item  6.   Management's  Discussion  and  Analysis  of  Financial
Condition
         and Results of Operations

The following information called for by Item 6 is included in the
Corporation's   1998   Annual  Report  in  the   Section   titled
"Management's Discussion and Analysis of Financial Condition  and
Results of Operation".

Item 7.  Financial Statements and Supplementary Data

The  following financial statements of the Corporation in the Cor
poration's   1998   Annual   Report   are   hereby   specifically
incorporated by reference:

     Audited Financial Statements:

       Independent Auditor's Report

       Consolidated Balance Sheets
         December 31, 1998 and 1997

       Consolidated Statements of Income
         for the years ended December 31, 1998 and 1997

       Consolidated Statements of Changes in
         Stockholders' Equity for the years ended
         December 31, 1998 and 1997

       Consolidated Statements of Cash Flows
         for the years ended December 31, 1998 and 1997

       Notes to Consolidated Financial Statements
          December 31, 1998 and 1997

Item  8.   Disagreements with Accountants on Accounting and Financial
            Disclosures

No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                            PART III


Items 9, 10, 11 and 12.

The information required by items 9, 10, 11 and 12 is included in the Corporation's Proxy Statement, for the 1999 Annual Meeting of
Stockholders and is incorporated herein by reference.
















































                             PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Financial Statements

          1.The financial statements of
            Zachary Bancshares, Inc. in the Corporation's 1998 Annual Report are incorporated by reference in Item 7.

          2.Other financial statement
            schedules are either omitted because they are inapplicable or in cluded in the financial statements or related notes.

(b)       Reports on Form 8-K

          None filed.

(c)       Exhibits
          3.Articles of Incorporation
            and bylaws of Zachary Bancshares, Inc. are incorporated by refer ence to the Corporation's Registration Statement on Form S-14 filed on February 17, 1986, with the Securities and Exchange Com mission.

          13. 1998 Annual Report of Zachary Bancshares, Inc.

          22. Subsidiary of the Registrant: Bank of Zachary, incorporated under the laws of the State of Louisiana

          23. Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders' of Zachary Bancshares, Inc.
















       MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All finan cial information contained in this annual report is consistent with that in the financial statements.

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

The   financial   statements  as  of   December  31,  1998,  were
examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.











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

                                   ZACHARY BANCSHARES, INC.



                                   /s/ Harry S. Morris, Jr.
                                   Harry S. Morris, Jr.
                                   President

Dated  March 30, 1999





Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on
:
            March 30, 1999
                Date



/s/ Russell Bankston                    Chairman and Director
Russell Bankston


/s/ Rodney Samuel Johnson               Vice Chairman and Director
Rodney Samuel Johnson


/s/Harry S. Morris, Jr.                 President and Director(Principal
Harry S. Morris, Jr.                    Executive Officer)


/s/ Winston E. Canning                  Secretary and Director
Winston E. Canning


/s/ J. Larry Bellard                    Treasurer
J. Larry Bellard


/s/ Hardee M. Brian                     Director
Hardee M. Brian


/s/ Howard L. Martin, M.D.              Director
Howard L. Martin, M.D.


/s/ A. C. Mills, III                    Director
A. C. Mills, III










