Form 10QSB
period 1999-03-31
ZACHARY BANCSHARES INC
filed 1999-05-13
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549



                              FORM 10 - QSB

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

   For the Quarter ended March 31, 1999   Commission File Number 13397



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

      Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 1999.











                                 I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    March 31, 1999, December 31, 1998 and March 31, 1998          2

  Consolidated Statements of Income -
    for the three months ended March 31, 1999 and 1998            3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 1999 and 1998            4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 1999 and 1998           5-6

  Notes to Consolidated Financial Statements                     7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         12-14

Part II - Other Information                                       15

Signatures                                                        16

 Management's Responsibility for Financial Reporting              17









                                    1


                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
           March 31, 1999, December 31, 1998 and March 31, 1998
                                  ASSETS

                                 (UNAUDITED)    (UNAUDITED)  (UNAUDITED)
                                   MARCH 31,    DECEMBER 31,   MARCH 31,
                                    1999           1998         1998
Cash and Due from Banks          $ 2,416,954    $ 2,815,507  $ 3,280,870
Interest Bearing Deposits in
  Other Institutions               1,719,558      1,701,873       45,123
Reserve Funds Sold                 5,150,000      6,175,000    3,550,000
Securities Available for Sale
  (Amortized Cost $16,630,964,
  $17,563,961 and $23,482,871)    16,621,369     17,572,539   23,501,196
Loans                             54,643,071     52,372,002   46,338,808
  Less: Allowance for Loan Losses   (880,920)      (858,856)    (782,205)
                                  53,762,151     51,513,146   45,556,603

Bank Premises and Equipment        3,708,956      3,067,869    1,691,465
Other Real Estate                          6        191,592      206,154
Accrued Interest Receivable          536,312        518,258      574,968
Other Assets                         247,786        231,935      201,362
    Total Assets                 $84,163,092    $83,787,719  $78,607,732

                                LIABILITIES
Deposits:
  Noninterest Bearing            $17,753,670    $17,636,206  $14,941,689
  Interest Bearing                56,728,415     56,814,190   54,629,775
                                  74,482,085     74,450,396   69,571,464
Accrued Interest Payable             193,493        231,360      200,240
Other Liabilities                    388,050        203,202      359,343
Total Liabilities                 75,063,628     74,884,958   70,131,047

                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares, Respec-
  tively                           2,160,000      2,160,000    2,160,000
Surplus                            1,480,000      1,480,000    1,480,000
Retained Earnings                  5,912,456      5,703,759    5,271,251
Accumulated Other Comprehensive
  Income                              (6,332)         5,662       12,094
Treasury Stock (22,333 Shares
  at Cost)                          (446,660)      (446,660)    (446,660)
      Total Stockholders' Equity   9,099,464      8,902,761    8,476,685

      Total Liabilities and
        Stockholders' Equity     $84,163,092    $83,787,719  $78,607,732


The accompanying notes are an integral part of these financial statements.
                                             2
                  Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
                        for the three months ended
                          March 31, 1999 and 1998


                                              (UNAUDITED)
                                           THREE MONTHS ENDED
                                                MARCH 31,
                                            1999         1998
Interest Income:
  Interest and Fees on Loans             $ 1,180,457   $1,017,501
  Interest on Securities                     261,779      378,627
  Other Interest Income                       72,312       49,097
      Total Interest Income              $ 1,514,548   $1,445,225
Interest Expense on Deposits                 544,271      564,337
      Net Interest Income                $   970,277   $  880,888
Provision for Loan Losses                     44,384       23,785
      Net Interest Income After Provision for
         Loan Losses                     $   925,893   $  857,103
Other Income:
  Service Charges on Deposit Accounts        116,219      118,166
  Other Operating Income                      39,978       40,130
      Total Other Income                 $   156,197   $  158,296

       Income before Other Expenses      $ 1,082,090   $1,015,399
Other Expenses:
  Salaries and Employee Benefits             377,998      364,989
  Occupancy Expense                           47,457       41,422
  Net Other Real Estate Expense               81,363        4,922
  Other Operating Expenses                   261,583     2 34,656
      Total Other Expenses               $   768,401   $  645,990

      Income before Income Taxes             313,689      369,410
Applicable Income Taxes                      104,992      122,225
      Net Income                         $   208,697   $  247,185

Per Share:
  Net Income                             $      1.08   $     1.28




The accompanying notes are an integral part of these financial statements.

                                     3
                  Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            for the three months ended  March 31,1999 and 1998

                                              ACCUMULATED
                                                OTHER                  TOTAL
                    COMMON         RETAINED  COMPREHENSIVETREASURY STOCKHOLDERS'
                    STOCK  SURPLUS  EARNINGS  INCOME    STOCK      EQUITY
Balances,(Unaudited)
  January 1, 1999  $2,160,000 $1,480,000 $5,703,759 $5,662$(446,660)$8,902,761

Comprehensive Income:
  Net Income                                208,697                    208,697
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                               (11,994)            (11,994)
Less:  Reclassification
    Adjustment                                          -                   -

  Total Comprehensive                                                   _______
    Income                                                              196,703
Cash Dividends                                 -                            -
Balances, (Unaudited)
 March 31, 1999   $2,160,000 $1,480,000 $5,912,456$ (6,332) $(446,660)$9,099,464


Balances, (Unaudited)
  January 1, 1998 $2,160,000 $1,480,000 $5,024,066 $(2,671) $(446,660)$8,214,735
Comprehensive Income:
  Net Income                                247,185                      247,185
  Change in Unrealized
    Gain (Loss) on Securities
    Available for Sale                               14,765               14,765
Less: Reclassification
    Adjustment                                          -                   -

  Total Comprehensive
    Income                                                               261,950
Cash Dividends                               -                              -
  Balances, (Unaudited)
  March 31, 1998   $2,160,000 $1,480,000$5,271,251$ 12,094$(446,660)$8,476,685










  The accompanying notes are an integral part of these financial statements.



                                     4


                  Zachary Bancshares, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the three months ended March 31, 1999 and 1998

                                                     (UNAUDITED)
                                                       MARCH 31
                                                  1999         1998
Cash Flows From Operating Activities:

  Net Income                                 $   208,697   $   247,185
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
    Provision for Loan  Losses                    44,384        23,785
    Provision for Depreciation and Amortization   48,424        52,691
    Stock Dividends - Federal Home Loan Bank      (4,800)       (3,900)
    Net Amortization Securities Premium            5,312         1,671
    Charge Off of Other  Real Estate              92,654          -
    Gain on Sale of Real Estate                  (11,239)         -
   (Increase) in Accrued Interest Receivable     (18,054)      (16,467)
   (Increase)in Other  Assets                    (15,851)     (132,214)
   Increase (Decrease)in Accrued Interest Payable(37,867)       12,052
   Increase in Other Liabilities                 191,027       129,751

     Net Cash Provided by Operating
         Activities                              502,687       314,554


Cash Flows From Investing Activities:

  Net(Increase)Decrease in Reserve Funds Sold  1,025,000    (1,850,000)
  Purchase of Securities Available for Sale   (2,995,938)      (51,300)
  Maturities or Calls of Securities
    Available for Sale                         3,000,000     1,500,000)
  Principal Payments on Mortgaged
     Back Securities                             928,423       694,819
  Net Increase in Loans                       (2,293,389)     (210,665)
  Purchases of Premises and Equipment           (689,511)      (50,269)
  Proceeds from Sales of Other Real Estate       110,171        11,247

      Net Cash Used in Investing Activities     (915,244)       43,832







                                (CONTINUED)

                                    5

                                                       (UNAUDITED)
                                                         MARCH 31
                                                   1999           1998

Cash Flows From Financing Activities:

  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                            (551,759)        892,201
  Net Increase (Decrease) in Certificate
    of Deposit                                   583,448        (501,509)

  Net Cash Provided by Financing Activities       31,689         390,692

  Increase (Decrease) in Cash and Interest
     Bearing Deposits                           (380,868)        749,078

Cash and Interest Bearing Deposits -
     Beginning of Period                       4,517,380       2,576,915

Cash and Interest Bearing Deposits -
     End of Period                           $ 4,136,512     $ 3,325,993


Supplemental Disclosures of Cash Flow
  Information:

    Noncash Investing Activities:

      Change in Unrealized Gain or (Loss)
         on Securities Available for Sale    $   (18,173)    $    22,372

    Change in Deferred Tax  Effect on
         Unrealized Gain or (Loss) on Securities
         Available for Sale                  $     6,179     $    (7,607)
Cash Payments For:
  Interest Paid on Deposits                  $   582,137     $    552,285






The accompanying notes are an integral part of these financial statements.




                                     6
                  Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        March 31, 1999 and 1998

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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended March 31, 1999 are no indication of the expected results for the annual period which ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1998.

Principles of Consolidation
The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the Company), and its wholly-owned subsidiary, Bank of Zachary (the Bank). All material intercompany accounts and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

Estimates

     The preparation of financial statements in conformity with gener ally accepted accounting principles requires management to make esti mates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

     The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.



                                   7
While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In
addition,  regulatory  agencies,  as  an  integral  part   of   their
examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Securities

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market move ments. The Bank had no securities classified as held to maturity or trading at March 31, 1999 or 1998.

     Securities classified as available for sale are those debt securi ties that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Secu rities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' eq uity, net of the related deferred tax effect. Realized gains or losse s, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans
     Loans are stated at principal amounts outstanding, less the allow ance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received. The Bank classifies loans as impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

 Allowance for Loan Losses

     The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental


                                   8
factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

      The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is un likely. Recoveries are credited to the allowance at the time of recovery.

Bank Premises and Equipment
     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting.

     The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

Other Real Estate
     Other real estate is comprised of properties acquired through fore closure or negotiated settlement. The carrying value of these prop erties is lower of cost or fair value, minus estimated costs to sell. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

Income Taxes

          The provision for income taxes is based on income as reported in the financial statements. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income taxes purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

     Deferred taxes are provided utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation




                                   9

allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed in dividually by the Company in accordance with state statutes.

Earnings per Common Share

      In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 1999, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended March 31, 1999 and 1998, respectively.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and due from banks in cludes cash on hand and amounts due from banks (including cash items in process of clearing).

Comprehensive Income

     The Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income." which became effective for fiscal years beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Company adopted this statement in 1998. The components of comprehensive income are disclosed in the Statements of Changes in Stockholder's Equity for all periods presented.
















                                  10
                Zachary Bancshares, Inc. and Subsidiary

                       MANAGEMENT'S DISCUSSION

                            March 31, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi cant changes in income and expenses in relation to the changes in fi nancial position for the three months ended March 31, 1999 and 1998 This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.


FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $54,643,071 at March 31, 1999 compared to $46,338,808 at March 31, 1998. This represents an increase of $8,304,263 or 18%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 29% to $16,621,369 at March 31, 1999 compared to $23,501,196 at March 31, 1998. This decrease was due to the reallocation of these fund to the loan portfolio as the securities matured and the payment on the building contract discussed below.

Bank Premises and Equipment

Total bank premises and equipment were $3,708,956 at March 31, 1999 compared to $1,691,465 at March 31, 1998. The Company entered into a contract totaling $2,916,826 for the construction of a new main office facility to be located in Zachary, Louisiana. Construction began in March, 1998 and will be completed during the second quarter of 1999. Under the terms of the contract, disbursements totaling $2,272,585 have been made as of March 31, 1999.


                                  11

Deposits

Total deposits increased $4,910,621 or 7% to $74,482,085 at March 31, 1999 compared to $69,571,464 at March 31, 1998.

RESULTS OF OPERATION
For the Three Month Period Ended March 31, 1999 over 1998

Net Income

Net Income was $208,697 for the three month period ended March 31, 1999 compared to $247,185 in the same period in 1998. This change was primarily due to an increase in total interest income offset by a $81,363 charge off of Other Real Estate Owned.

Interest Income

Interest Income for the three month period ended March 31, 1999 was $1,514,548 or a 5% increase over the same period in 1998. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities to higher yielding loans. The Subsidiary's loan portfolio increased 18% to $54,643,071 while its investment portfolio decreased 29% to $16,621,369 in the time period under consideration.

Interest Expense

Interest Expense for the quarter ended March 31, 1999 was $544,270 or a decrease of 4% over the same quarter in 1998 at $564,337. Non-interest bearing deposits increased $2,811,981 to $17,753,670 at March 1999 from $14,941,689 at March 31, 1998. Interest bearing deposits also increased to $56,728,415 at March 31, 1999 from $54,629,775. Weighted average deposit rates decreased to 2.99% at March 31, 1999 from 3.24% at  March
31, 1998.

Provision for Loan Losses

The Company included $44,384 for provision for loan losses during the three month period ended March 31, 1999 due to continued increases in the loan portfolio. The Company's Watch List volumes were stable in the last half of 1998 and to date in 1999. Management does not anticipate any unusual Watch List changes and remains committed to providing for losses in a timely manner.



                                  12
 Total Other Expense

Total Other Expenses increased 19% or $122,412 to $768,401 at March 31, 1999 from $645,990 at March 31, 1998. $81,363 of this increase was due to the complete writedown of Other Real Estate Owned property which had been on the books of the Company for ten years. After ten years state law requires that property in this situation be written off. The amount represents 42 lots in an existing residential subdivision where sale activity has increased recently. A purchaser has an option to acquire ten of the lots for a total of $75,000 later this year.

Employee salaries and benefits increased 4% for the three month period under consideration. Other expenses increased 11% or $26,926 to $261,582 from $234,656 at March 31,1998. This increase was primarily due to expenditures of $15,694 for Year 2000 expenses.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 1999 and 1998 and expects to remain taxable at the current rate throughout 1999.

Earnings Per Share

The Company's 1999 earnings per share at March 31, 1999 was $1.08 compared to $1.28 per share the previous year.

Year 2000 Issues

Management does not feel that the issues related to Y2K are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The following information is given regarding this determination.

The Bank has had two FDIC Y2K readiness exams during the last six months and received satisfactory results on both.

Approximately $15,000 was expensed during 1998 for software upgrades and testing. For 1999, $60,000 has been budgeted for these types of expenses, known and unknown.






                                  13
The Board of Directors of the Bank have been given monthly updates on the status of our Y2K readiness and have approved the following policies: (a) Policy for responding to Customer Inquiries Regarding Y2K; (b) Bank of Zachary 2000 Test Plan; (c) Bank of Zachary Emergency Operating Procedures and Y2K Business Resumption Plan The Bank is presently performing a risk assessment of its larger customers and preliminarily these do not represent any material financial effect on the Bank.

This discussion entitled "Year 2000 Issues" includes certain "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995 (PSLA). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLA. Management's ability to predict the results of the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward looking statements.





















                                  14









                                PART II






     Item l.  LEGAL PROCEEDINGS

          During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.



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





Date:   May 12, 1999                 s/Harry S. Morris, Jr.
                                     Harry S. Morris, Jr.
                                     President


                                     s/Larry Bellard
                                     Larry Bellard
                                     Treasurer













                                  16
          Management's Responsibility for Financial Reporting


     The management of Zachary Bancshares, Inc. is responsible for the preparation of the financial statements, related financial data and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting princi ples and include some amounts that are necessarily based on manage ment's informed estimates and judgments, with consideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objec tivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are author ized and recorded in accordance with established policies and proce dures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a profes sional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the indepen dent public accountants to review matters relating to financial report ing, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management present.

     The financial statements as of December 31, 1998 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state ments prepared by management. Hannis T. Bourgeois, L.L.P. has not reviewed the financial statements as of March 31, 1999.



                                Larry Bellard, Treasurer


                                  17