Form 10-Q
period 1999-06-30
ZACHARY BANCSHARES INC
filed 1999-08-16
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549



                              FORM 10 - QSB

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

    For the Quarter ended June 30, 1999   Commission File Number 13397



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

      Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 1999.











                                  I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    June 30, 1999, December 31, 1998 and June 30, 1998            2

  Consolidated Statements of Income -
    for the three months and six months ended
    June 30, 1999 and 1998                                        3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the six months ended June 30, 1999 and 1998               4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 1999 and 1998              5-6

  Notes to Consolidated Financial Statements                     7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         12-14

Part II - Other Information                                       15

Signatures                                                        16

Management's Responsibility for Financial Reporting               17













                                    1



                                   Zachary Bancshares, Inc. and Subsidiary
                                         CONSOLIDATED BALANCE SHEETS
                                June 30, 1999, December 31, 1998 and June 30,
                                                    1998
                                                   ASSETS

                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                 JUNE 30,       DECEMBER 31,       June 30,
                                  1999             1998             1998
Cash and Due from Banks        $ 3,226,907      $ 2,815,507      $ 3,874,104
Interest Bearing Deposits in
 Other Institutions              1,739,945        1,701,873        1,662,292
Reserve Funds Sold               2,950,000        6,175,000        3,175,000
Securities Available for Sale
 (Amortized Cost $18,370,944
 $17,563,961 and $22,553,745)   18,131,654       17,572,539        22,615,974

Loans                           56,655,956       52,372,002        48,919,894
 Less: Allowance for Loan
  Losses                          (912,643)        (858,856)         (792,803)

Bank Premises and Equipment      4,271,467        3,067,869         1,893,170
Other Real Estate                       47          191,592           206,153
Accrued Interest Receivable        536,791          518,258           564,159
Other Assets                       168,322          231,935           171,234
    Total Assets               $86,768,446      $86,787,719       $82,289,177

Deposits
  Noninterest Bearing          $18,997,484      $17,636,206       $16,088,072
     Interest Bearing           58,387,795       56,814,190        57,062,222
                                77,385,279       74,450,396        73,180,294

Accrued Interest Payable           195,825          231,360           216,868
Other Liabilities                  158,592          203,202           334,893
     Total Liabilities         $77,739,696      $74,884,958       $73,702,055


Common Stock - $10 Par Value;
  Authorized 2,000,000 Shares;
  Issued 216,000 Shares          2,160,000        2,160,000         2,160,000
Surplus                          1,480,000        1,480,000         1,480,000
Retained Earnings                5,993,341        5,703,759         5,352,711
Unrealized Gain (Loss) on
  Securitie Available for
  Sale, Net                       (157,931)           5,662            41,071
Treasury Stock-22,333 Shares,
  at Cost                         (446,660)        (446,660)         (446,660)
    Total Stockholders' Equity   9,028,750        8,902,761         8,587,122

    Total Liabilities and
      Stockholders' Equity     $86,768,446      $83,787,719       $82,289,177

  The accompanying notes are in integral part of these financial statements.

                                              2





                   Zachary Bancshares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF INCOME
                     for the three and six months ended
                           June 30, 1999 and 1998
                                       (UNAUDITED)          (UNAUDITED)
                                      QUARTER ENDED       SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                   1999        1998        1999        1998
Interest Income:
  Interest and Fees on Loans    $1,248,185  $1,077,033  $2,428,642  $2,094,534
  Interest on Securities           260,967     355,243     522,746     733,870
  Other Interest Income             77,652      79,112     149,964     128,209
   Total Interest Income        $1,586,804  $1,511,388  $3,101,352  $2,956,613

Interest Expense:
  Interest Expense on Deposits  $  562,961  $  591,170  $1,107,131  $1,155,507
  Interest Expense on Borrowings       132         441         233         441
   Total Interest Expense       $  563,093  $  591,611  $1,107,364  $1,155,948

       Net Interest Income       1,023,711     919,777   1,993,988   1,800,665

Provision for Loan Losses           44,876      51,567      89,260      75,352
  Net Interest Income After
    Provision for  Loan Losses  $  978,835  $  868,210  $1,904,728  $1,725,313

Other Income:
  Service Charges on Deposit
     Accounts                      122,303     120,830     238,522     238,996
  Other Operating Income            43,233      41,136      83,211      81,266
      Total Other Income        $  165,536  $  161,966  $  321,733  $  320,262

  Income before Other Expenses   1,144,371  $1,030,176  $2,226,461  $2,045,575

Other Expenses:
  Salaries and Employee Benefits$  391,096  $  378,875  $  769,094  $  743,864
  Occupancy Expense                 49,092      39,693      96,549      81,115
  Net Other Real Estate Expense        843         757      82,206       5,679
  Other Operating Expenses         286,264     232,181     547,847     466,837
      Total Other Expenses         727,295     651,506   1,495,696   1,297,495

   Income before Income Taxes      417,076     378,670     730,765     748,080
Applicable Income Tax              142,524     122,910     247,516     245,135
       Net Income               $  274,552  $  255,760  $  483,249  $  502,945

Per Share
       Net Income               $     1.42  $     1.32  $     2.50  $     2.60
       Cash Dividends           $     1.00  $     0.90  $     1.00  $     0.90


The accompanying notes are an integral part of these financial statements.


                                      3




                   Zachary Bancshares, Inc. and Subsidiary

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               for the six months ended  June 30,1999 and 1998



                                                ACCUMULATED
                                                OTHER COMPRE-          TOTAL
                    COMMON              RETAINED  HEMSIVE  TREASURY STOCKHOLDERS
                     STOCK    SURPLUS   EARNINGS  INCOME      STOCK    EQUITY

Balances, (Unaudited)
January 1, 1999 $2,160,000 $1,480,000 $5,703,759 $  5,662 $(446,660) $8,902,761
Comprehensive Income:
  Net Income                             483,249                        483,249
  Change in Unrealized
    Gain (Loss) on Securities
    Available for Sale                           (163,593)             (163,593)
       Less:  Reclassification
    Adjustment                                      -                     -

  Total Comprehensive
    Income                                                              319,656

Cash Dividends                          (193,667)                      (193,667)
  Balances, (Unaudited)
June 30, 1999  $2,160,000 $1,480,000 $5,993,341 $(157,931) $(446,660)$9,028,750


Balances, (Unaudited)
January 1, 1998$2,160,000 $1,480,000 $5,024,066 $  (2,671) $(446,660)$8,214,735

Comprehensive Income:
  Net Income                            502,945                         502,945
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              43,742                43,742
Less:  Reclassification
    Adjustment                                      -                     -

  Total Comprehensive                                                  _________
    Income                                                              546,687
Cash Dividends                         (174,300)                       (174,300)
Balances, (Unaudited)
 June  30, 1998 $2,160,000 $1,480,000 $5,352,711 $ 41,071 $(446,660) $8,587,122






  The accompanying notes are an integral part of these financial statements.



                                      4
                   Zachary Bancshares, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               for the six months ended June 30, 1999 and 1998


                                                       (UNAUDITED)
                                                         JUNE 30
                                                     1999          1998
Cash Flows From Operating Activities:

  Net Income                                     $   483,249   $   502,945
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
    Provision for Loan  Losses                         89,260       75,352
    Provision for Depreciation and Amortization       103,536      102,637
    Stock Dividends - Federal Home Loan Bank          (4,800)       (7,800)
    Net Amortization Securities Premium               15,750         1,632
    Charge Off of Other  Real Estate                  92,613         -
    Gain on Sale of Real Estate                      (11,239)        -
    (Increase) in Accrued Interest Receivable        (18,533)      ( 5,658)
    (Increase)  Decrease in Other  Assets            144,972      (102,095)
    Increase (Decrease) in  Accrued Interest Payable (35,535)       28,680
    Increase (Decrease) in Other Liabilities         (41,694)       90,374

      Net Cash Provided by Operating Activities      817,579       686,067


Cash Flows From Investing Activities:

   Net (Increase) Decrease in Reserve Funds Sold   3,225,000    (1,475,000)
   Purchase of Securities Available for Sale      (8,786,186)      (51,300)
   Maturities or Calls of Securities
     Available for Sale                            6,000,000     1,500,000
   Principal Payments on Mortgaged
     Back Securities                               1,968,253     1,627,884
   Net Increase in Loans                          (4,319,427)   (2,832,720)
   Purchases of Premises and Equipment            (1,307,134)     (301,920)
   Proceeds from Sales of Other Real Estate          110,171        11,248

    Net Cash Used in Investing Activities         (3,109,323)   (1,521,808)


                                 (CONTINUED)

                                      5

                                                        (UNAUDITED)
                                                          JUNE 30,
                                                     1999         1998

Cash Flows From Financing Activities:

  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                               3,637,018      2,921,392
  Net Increase (Decrease) in Certificate
    of Deposit                                      (702,135)     1,048,130
  Cash Dividends                                    (193,667)      (174,300)

  Net Cash Provided by Financing Activities        2,741,216      3,795,222

  Increase (Decrease) in Cash and Interest
     Bearing Deposits                                449,472      2,959,481

Cash and Interest Bearing Deposits -
     Beginning of Period                           4,517,380      2,576,915

Cash and Interest Bearing Deposits -
     End of Period                               $ 4,966,852    $ 5,536,396


Supplemental Disclosures of Cash Flow
  Information:

    Noncash Investing Activities:

      Change in Unrealized Gain or (Loss)
         on Securities Available for Sale       $   (247,868)   $     66,277

    Change in Deferred Tax  Effect on
         Unrealized Gain or (Loss) on Securities
         Available for Sale                     $     84,275    $     22,534
Cash Payments For:
  Interest Paid on Deposits                     $  1,142,898    $  1,127,268

Income Tax                                      $    315,000    $    248,500




The accompanying notes are an integral part of these financial statements.




                                      6
                   Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        June 30, 1999 and 1998



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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended June 30, 1999 are no indication of the expected results for the annual period which ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1998.

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

Securities

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market move ments. The Bank had no securities classified as held to maturity or trading at June 30, 1999 or 1998.

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

Earnings per Common Share

      In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 1999, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended June 30, 1999 and 1998, respectively.

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

                Zachary Bancshares, Inc. and Subsidiary

                       MANAGEMENT'S DISCUSSION

                            June 30, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi cant changes in income and expenses in relation to the changes in fi nancial position for the six months ended June 30, 1999 and 1998 This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.


FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $56,655,956 at June 30, 1999 compared to $48,919,894 at June 30, 1998. This represents an increase of $7,736,062 or 16%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 20% to $18,131,654 at June 30, 1999 compared to $22,615,974 at June 30, 1998. This decrease was due to the reallocation of funds to the loan portfolio as securities matured as well as the funding of the new main office facility which is discussed below.

Bank Premises and Equipment

Total bank premises and equipment were $4,271,467 at June 30, 1999 compared to $1,893,170 at June 30, 1998. The Company entered into a contract totaling $2,920,806 for the construction of a new main office facility to be located in Zachary, Louisiana. Construction began in March, 1998 and was completed during the second quarter of 1999. Under the terms of the contract, disbursements totaling $2,788,478 have been made as of June 30, 1999. The operations of the Bank were moved to the new location on June 14, 1999.

Deposits

Total deposits increased $4,234,985 or 6% to $77,385,279 at June 30, 1999 compared to $73,150,294 at June 30, 1998.

RESULTS OF OPERATION
For the Six Month Period Ended June 30, 1999 over 1998

Net Income

Net Income was $483,249 for the six month period ended June 30, 1999 compared to $502,945 in the same period in 1998. This change was primarily due to a $144,739 increase in total interest income offset by a $82,206 charge off of Other Real Estate Owned and $30,709 Year 2000 expenses.

Interest Income

Interest Income for the six month period ended June 30, 1999 was $3,101,352 or a 5% increase over the same period in 1998. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities to higher yielding loans. The Subsidiary's loan portfolio increased 16% to $56,655,956 while its investment portfolio decreased 20% to $18,131,654 in the time period under consideration.

Interest Expense

Interest Expense for the six months ended June 30, 1999 was $1,107,364 or a decrease of 4% over the same period in 1998 at $1,155,948. Non-interest bearing deposits increased $2,909,412 to $18,997,484 at June 30, 1999 from $16,088,072 at June 30, 1998. Interest bearing deposits also increased to $58,387,795 at June 30, 1999 from $57,062,222.
Weighted average deposit rates decreased to 2.97% at June 30, 1999 from 3.26% at June 30, 1998.

Provision for Loan Losses

The Company included $89,260 for provision for loan losses during the six month period ended June 30, 1999 due to continued increases in the loan portfolio. The Company's Watch List volumes were stable in the last half of 1998 and to date in 1999. Management does not anticipate any unusual Watch List changes and remains committed to providing for losses in a timely manner.

Total Other Expense

Total Other Expenses increased 15% or $198,201 to $1,495,696 at June 30, 1999 from $1,297,495 at June 30, 1998. $82,206 of this increase was due to the complete writedown of Other Real Estate Owned property which had been on the books of the Company for ten years. After ten years Louisiana State Law requires that property in this situation be written off. The amount represents 42 lots in an existing residential subdivision.

Employee salaries and benefits increased 3% for the six month period under consideration. Other expenses increased 17% or $81,010 to $547,847 from $466,837 at June 30,1998. This increase was primarily due to expenditures of $30,709 for Year 2000 expenses and expenses related to moving into the Company's new Main Office in June.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 1999 and 1998 and expects to remain taxable at the current rate throughout 1999.

Earnings Per Share

The Company's 1999 earnings per share at June 30, 1999 was $2.50 compared to $2.60 per share the previous year.

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

The Board of Directors of the Bank have been given monthly updates on the status of our Y2K readiness and have approved the following policies: (a) Policy for responding to Customer Inquiries Regarding Y2K; (b) Bank of Zachary 2000 Test Plan; (c) Bank of Zachary Emergency Operating Procedures and Y2K Business Resumption Plan. The Bank has
performed a risk assessment of its larger customers and these do not represent any material financial effect on the Bank. A customer liquidity assessment is planned for the third quarter so that adequate currency supplies can be on hand by November 1, 1999.

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





Date:   August 12, 1999              _______________________
                                     Harry S. Morris, Jr.
                                     President



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

     The financial statements as of December 31, 1998 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state ments prepared by management. Hannis T. Bourgeois, L.L.P. has not reviewed the financial statements as of June 30, 1999.


                                Larry Bellard, Treasurer







                                  17