Form 10QSB
period 1999-09-30
ZACHARY BANCSHARES INC
filed 1999-11-15
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549



                              FORM 10 - QSB

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

 For the Quarter ended September 30, 1999   Commission File Number 13397



                          Zachary Bancshares, Inc.
(Exact name of registrant as specified in its charter)

           Louisiana                                72-0981148
  (State of or other jurisdiction   (I.R.S. Employer Incorporation
        of organization)              or Identification No.)

          4743 Main Street
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

      Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 1999.











                                  I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    September 30, 1999, December 31, 1998 and September 30, 1998          2

  Consolidated Statements of Income -
    for the three and nine months ended September 30, 1999 and 1998       3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the nine months ended September 30, 1999 and 1998                 4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 1999 and 1998                5-6

  Notes to Consolidated Financial Statements                             7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12-14

Part II - Other Information                                              15

Signatures                                                               16

Management's Responsibility for Financial Reporting                      17









                                    1


                                    Zachary Bancshares, Inc. and Subsidiary
                                          CONSOLIDATED BALANCE SHEETS
                                      September 30, 1999,  December 31,  &
                                               September 30, 1998
                                                     ASSETS

                                     (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                    September 30,  DECEMBER 31,  September 30,
                                       1999           1998           1998

     Cash and Due from Banks         $ 3,875,416   $ 2,815,507  $ 2,694,650
     Interest Bearing Deposits
       in Other Institutions              58,031     1,701,873    1,685,233
     Reserve Funds Sold                1,975,000     6,175,000    4,100,000
     Securities Available for Sale
       (Amortized Cost $16,842,186,
       $17,563,961 and $20,545,751)   16,442,066    17,572,539   20,607,858

     Loans                            59,935,564    52,372,002   50,459,315
       Less: Allowance for Loan
         Losses                         (949,843)     (858,856)    (791,373)
                                     $58,985,721   $51,513,146  $49,667,942

      Bank Premises and Equipment      4,235,914     3,067,869    2,517,947
      Other Real Estate                       45       191,592      194,805
      Accrued Interest Receivable        595,308       518,258      563,422
      Other Assets                       256,954       231,935      226,193
            Total Assets             $86,424,455   $83,787,719  $82,258,050

    Deposits
     Noninterest Bearing             $18,440,942   $17,636,206  $16,101,756
     Interest Bearing                 58,102,419    56,814,190   56,664,086
                                      76,543,361    74,450,396   72,765,842
     Accrued Interest Payable            182,696       231,360      217,425
     Other Liabilities                   236,948       203,202      448,554
       Total Liabilities             $76,963,005   $74,884,958  $73,431,821

     Common Stock - $10 Par Value;
        Authorized 2,000,000 Shares;
        Issued 216,000 Shares          2,160,000     2,160,000    2,160,000
     Surplus                           1,480,000     1,480,000    1,480,000
     Retained Earnings                 6,532,188     5,703,759    5,591,898
     Unrealized Gain (Loss) on Securities
       Available for Sale, Net          (264,078)        5,662       40,991
     Treasury Stock-22,333 Shares,
       at Cost                          (446,660)     (446,660)    (446,660)
         Total Stockholders'Equity     9,461,450     8,902,761    8,826,229

         Total Liabilities and
           Stockholders' Equity      $86,424,455   $83,787,719  $82,258,050

   The accompanying notes are an integral part of these financial statements.

                                       2





                   Zachary Bancshares, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF INCOME
                     for the three and nine months ended
                         September 30, 1999 and 1998
                                     (UNAUDITED)              (UNAUDITED)
                                    QUARTER ENDED          NINE MONTHS ENDED
                                    SEPTEMBER  30,            SEPTEMBER 30,
                                   1999        1998        1999         1998
Interest Income:
  Interest and Fees on Loans    $1,333,416  $1,124,829  $3,762,058  $3,219,363
  Interest on Securities           257,635     328,454     780,381   1,062,324
  Other Interest Income             50,394      81,581     200,358     209,790
   Total Interest Income        $1,641,445  $1,534,864  $4,742,797  $4,491,477

Interest Expense:
  Interest Expense on Deposits  $  575,687  $  592,846  $1,682,818  $1,748,353
  Interest Expense on Borrowings        (0)         80         233         521
   Total Interest Expense       $  575,687  $  592,926  $1,683,051  $1,748,874

       Net Interest Income       1,065,758     941,938   3,059,746   2,742,603

Provision for Loan Losses           45,370      52,134     134,630     127,486
  Net Interest Income After
    Provision for Loan Losses   $1,020,388  $  889,804  $2,925,116  $2,615,117

Other Income:
  Service Charges on Deposit
     Accounts                      137,483     124,979     376,005     363,975
  Gain on Sale of Assets           386,937        -        386,937        -
  Other Operating Income            36,287      50,655     119,498     131,921
    Total Other Income          $  560,707  $  175,634  $  882,440  $  495,896

    Income before Other Expenses 1,581,095  $1,065,438  $3,807,556  $3,111,013

Other Expenses:
 Salaries and Employee Benefits $  420,920  $  381,257  $1,190,014  $1,125,121
 Occupancy Expense                  79,950      41,468     176,499     122,583
 Net Other Real Estate Expense     (24,579)        756      57,627       6,435
 Other Operating Expenses          288,300     271,010     836,147     737,847
   Total Other Expenses            764,591     694,491   2,260,287   1,991,986

   Income before Income Taxes      816,504     370,947   1,547,269   1,119,027
Applicable Income Tax              277,657     131,760     525,173     376,895
   Net Income                   $  538,847  $  239,187  $1,022,096  $  742,132

Per Share
    Net Income                  $     2.78  $     1.23  $     5.28  $     3.83
    Cash Dividends              $     1.00  $     0.90  $     1.00  $     0.90

The accompanying notes are an integral part of these financial statements.

                                      3




                   Zachary Bancshares, Inc. and Subsidiary

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            for the nine months ended  September 30,1999 and 1998

                                                    ACCUMULATED         TOTAL
                                                      OTHER             STOCK-
                  COMMON               RETAINED  COMPREHENSIVE TREASURY HOLDERS'
                   STOCK     SURPLUS   EARNINGS     INCOME      STOCK   EQUITY

Balances, (Unaudited)
  January 1, 1999 $2,160,000 $1,480,000 $5,703,759$  5,662 $(446,660)$8,902,761
Comprehensive Income:
  Net Income                             1,022,096                    1,022,096
  Change in Unrealized
    Gain (Loss) on Securities
    Available for Sale                            (269,740)            (269,740)
  Less:  Reclassification
    Adjustment                                        -                    -

 Total Comprehensive
   Income                                                               752,356

Cash Dividends                            (193,667)                    (193,667)
  Balances, (Unaudited)
September 30, 1999$2,160,000$1,480,000$6,532,188$ (264,078)$(446,660)$9,461,450


Balances, (Unaudited)
January 1, 1998   $2,160,000$1,480,000$5,024,066$   (2,671)$(446,660)$8,214,735

Comprehensive Income:
  Net Income                             742,132                        742,132
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                               43,662               43,662
Less:  Reclassification
    Adjustment                                        -                    -

  Total Comprehensive                                           _________
    Income                                                              785,794

Cash Dividends                           (174,300)                     (174,300)
Balances, (Unaudited)
September 30, 1998 $2,160,000$1,480,000$5,591,898$ 40,991 $(446,660) $8,826,229




  The accompanying notes are an integral part of these financial statements.

                                      4
                   Zachary Bancshares, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the nine months ended September 30, 1999 and 1998

                                                           (UNAUDITED)
                                                           SEPTEMBER 30

                                                       1999          1998
Cash Flows From Operating Activities:

  Net Income                                      $  1,022,096   $   742,132
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
    Provision for Loan  Losses                          134,630       127,486
      Provision for Depreciation and Amortization       187,066       152,988
  Stock Dividends - Federal Home Loan Bank              (13,700)      (12,600)
      Net Amortization Securities Premium                26,535        (2,107)
      Charge Off of Other  Real Estate                   92,613          -
      Gain on Sale of Real Estate                       (36,702)         -
      Gain on Sale of Bank Property                    (386,937)         -
   (Increase) in Accrued Interest Receivable            (77,050)      (4,921)
     (Increase)  Decrease in Other  Assets              113,939     (157,054)
      Increase (Decrease) in  Accrued Interest Payable (48,664)       29,237
      Increase (Decrease) in Other Liabilities          33,746       204,077

          Net Cash Provided by Operating
            Activities                               1,047,572     1,079,238


Cash Flows From Investing Activities:

  Net (Increase) Decrease in Reserve  Funds Sold    4,200,000     (2,400,000)
  Purchase of Securities Available for Sale        (8,786,186)       (51,300)
  Maturities or Calls of Securities Available
    for Sale                                        7,000,000      2,500,000
  Principal Payments on Mortgaged Back
    Securities                                      2,495,126      2,644,417
  Net (Increase) in Loans                          (7,607,205)    (4,425,705)
  Purchases of Premises and Equipment              (1,542,174)      (977,048)
  Proceeds from Sales of Other Real Estate            135,636         22,596
  Proceeds from Sales of Bank Property                574,000           -

    Net Cash Used in Investing Activities          (3,530,803)    (2,687,040)







                                 (CONTINUED)

                                      5



                                                       (UNAUDITED)
                                                       SEPTEMBER 30,
                                                   1999             1998

Cash Flows From Financing Activities:

  Net Increase (Decrease) in Demand
    Deposits, NOW Accounts and
    Savings Accounts                             2,920,566       2,904,206
  Net Increase (Decrease) in Certificate
    of Deposit                                    (827,601)        680,864
  Cash Dividends                                  (193,667)       (174,300)

  Net Cash Provided by Financing Activities      1,899,298       3,410,770

  Increase (Decrease) in Cash and Interest
     Bearing Deposits                             (583,933)      1,802,968

Cash and Interest Bearing Deposits -
     Beginning of Period                         4,517,380       2,576,915

Cash and Interest Bearing Deposits -
     End of Period                             $ 3,933,447     $ 4,379,883


Supplemental Disclosures of Cash Flow
  Information:

    Noncash Investing Activities:

      Change in Unrealized Gain or (Loss)
         on Securities Available for Sale     $   (408,698)    $    66,154

      Change in Deferred Tax  Effect on
         Unrealized Gain or (Loss) on Securities
         Available for Sale                   $    138,958     $   (22,492)
Cash Payments For:
  Interest Paid on Deposits                   $  1,731,482     $ 1,719,116

Income Tax
                                              $    613,000     $   374,500




The accompanying notes are an integral part of these financial statements.




                                      6
                Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                      SEPTEMBER 30, 1999 and 1998

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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 1999 are no indication of the expected results for the annual period which ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1998.

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

Securities

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market move ments. The Bank had no securities classified as held to maturity or trading at September 30, 1999 or 1998.

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

Earnings per Common Share

      In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 1999, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended September 30, 1999 and 1998, respectively.

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

                          September 30, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi cant changes in income and expenses in relation to the changes in fi nancial position for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.

FINANCIAL CONDITION ANALYSIS

Loans

Total  loans  were  $59,935,564  at  September  30,  1999  compared  to
$50,459,315  at  September 30, 1998.  This represents  an  increase  of
$9,476,249 or 19%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment  securities decreased 20% to $16,442,066  at  September  30,
1999 compared to $20,607,858 at September 30, 1998. This decrease was due to the reallocation of funds to the loan portfolio as securities matured; the funding of the new main office facility, and the buildup of vault cash for Y2K currency needs.

Bank Premises and Equipment

Total bank premises and equipment were $4,235,914 at September 30, 1999 compared to $2,517,947 at September 30, 1998. The Company entered into a contract totaling $2,923,721 for the construction of a new main office facility to be located in Zachary, Louisiana. Construction began in March, 1998 and was completed during the second quarter of 1999. Under the terms of the contract, disbursements totaling $2,896,666 have been made as of September 30, 1999. The operations of the Bank were moved to the new location on June 14, 1999 and the Bank's former headquarters were sold to the City of Zachary for the sale price of $570,000 July 30, 1999.

                                  11
Deposits

Total deposits increased $3,777,519 or 5% to $76,543,361 at September 30, 1999 compared to $72,765,842 at September 30, 1998.

RESULTS OF OPERATION
For the Nine Month Period Ended September 30, 1999 over 1998

Net Income

Net Income was $1,022,096 for the nine month period ended September 30, 1999 compared to $742,132 in the same period in 1998. This net income increase included a non-recurring gain of $386,937 on the sale of bank property previously occupied as the Bank's main office and operations annex.

Interest Income

Interest Income for the nine month period ended September 30, 1999 was $4,742,797 or a 6% increase over the same period in 1998. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities to higher yielding loans. The Subsidiary's loan portfolio increased 19% to $59,935,564 while its investment portfolio decreased 20% to $16,442,066 in the time period under consideration.

Interest Expense

Interest Expense for the nine months ended September 30, 1999 was $1,683,051 or a decrease of 4% over the same period in 1998 at $1,748,874. Non-interest bearing deposits increased $2,339,186 to $18,440,942 at September 30, 1999 from $16,101,756 at September 30,
1998. Interest bearing deposits also increased to $58,102,419 at September 30, 1999 from $56,664,086. Weighted average deposit rates decreased to 2.98% at September 30, 1999 from 3.26% at September 30, 1998.

Provision for Loan Losses

The Company included $134,630 for provision for loan losses during the nine month period ended September 30, 1999 due to continued increases in the loan portfolio. During the last several years, with the periods of rather stable mortgage interest rates, the Bank's Watch List has not increased in volume. Indications are that this trend will continue with a slight increase possible due to the increased volume of loans.

Total Other Expense

Total Other Expenses increased 13% or $268,301 to $2,260,287 at September 30, 1999 from $1,991,986 at September 30, 1998. $92,613 of this increase was due to the write-off of Other Real Estate Owned property which had been on the books of the Company for ten years. After ten years Louisiana State Law requires that property in this situation be written off. The amount represented 42 lots in an existing residential subdivision. Subsequent to the writedown, three of these lots were sold resulting in gains totaling $36,702.

Employee salaries and benefits increased 6% for the nine month period under consideration. Other expenses increased 13% or $98,300 to $836,147 from $737,847 at September 30,1998. This increase was primarily due to expenditures of $36,154 for Year 2000 expenses and expenses related to moving into the Company's new Main Office in June.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 1999 and 1998 and expects to remain taxable at the current rate throughout 1999.

Earnings Per Share

The Company's 1999 earnings per share at September 30, 1999 were $5.28 compared to $3.83 per share the previous year.

Year 2000 Issues

Management does not feel that the issues related to Y2K are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The following information is given regarding this determination.

The Bank has satisfactorily passed all FDIC Y2K readiness exams during the last nine months and continues to review its plans and procedures for the coming year end situations.

Approximately $15,000 was expensed during 1998 for software upgrades and testing. For 1999, $60,000 has been budgeted for these types of expenses, of which $36,154 has been expensed through September 30, 1999.

The Board of Directors of the Bank have been given monthly updates on the status of our Y2K readiness and have approved the following policies: (a) Policy for responding to Customer Inquiries Regarding Y2K; (b) Bank of Zachary 2000 Test Plan; (c) Bank of Zachary Emergency Operating Procedures; Y2K Business Resumption Plan, and a Y2K Liquidity Contingency plan. The liquidity plan includes approval by the Board of Directors to pledge 1-4 family loans as collateral to secure $6,000,000 line of credit from the Federal Reserve Bank of Atlanta Discount Window program. This credit is in addition to the Bank's regular correspondent bank $2,100,000 line of credit and a $7,010,000 line of credit at the Federal Home Loan Bank of Dallas secured by the Bank's FHLB Stock. Customer liquidity issues have been analyzed and additional amounts of vault cash have been accumulated in preparation for year end liquidity needs.

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





Date:   November 8, 1999             _______________________
                                     Harry S. Morris, Jr.
                                     President



                                     Larry Bellard
                                     Treasurer

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

     The financial statements as of December 31, 1998 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial state ments prepared by management. Hannis T. Bourgeois, L.L.P. has not reviewed the financial statements as of September 30, 1999.




                               Larry Bellard, Treasurer