Form 10KSB
period 1999-12-31
ZACHARY BANCSHARES INC
filed 2000-03-28
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB
      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1999
      Zachary Bancshares, Inc.                             0-13397
(Exact name of registrant as specified in its charter)(Comm. File No.)
                 Louisiana                               72-0981148
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of Incorporation or Organization)
       4743 Main Street
         P. O. Box 497
      Zachary, Louisiana                                       70791
(Address of principal executive offices)                     (Zip Code)
Registrant's Telephone Number, including area code:        (225) 654-2701

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

Indicate  by  check mark whether disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ______.

The registrant's revenues for the fiscal year ended December 31, 1999 were $7,384,928.

State the aggregate market value of the voting stock held by non-affiliates* of the registrant: $3,683,260 (184,163 Shares @ $20 per share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock $10 Par Value, 193,667 shares outstanding as of March 1, 2000

                   Documents Incorporated by Reference
          Document                               Part of Form 10-KSB
Annual Report for Fiscal Year                    Part I and Part II
  Ended December 31, 1999
Definitive Proxy Statement for 2000              Part I and Part III
  Annual Meeting of Stockholders

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

The Bank presently has a main office at 4743 Main Street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2210 Highway 64, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish, Louisiana.

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

The three main areas in which the Bank has directed its lendable assets are (1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial and industrial loans. As of December 31, 1999, these three categories accounted for approximately 65%, 6%, and 29%, respectively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

                                1

The majority of the Bank's deposits are attracted from individuals and small business-related sources. The average deposit balance is relatively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a deposi tory for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $3,844,568 and demand deposits of $6,622,242 as of December 31, 1999. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 1999, the Bank had a total of 4,695 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $30,146,543; 176 accounts representing money market accounts with a total balance of $3,232,272; 2,581 savings accounts with a total balance of $8,824,606; and 1,314 other time deposit accounts with a total balance of $31,362,430. There are no securities held by the Bank that are subject to repurchase agreements.

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

Competition

The Bank's general market area which is East Baton Rouge Parish and the Feliciana Parishes has a population approximating 400,000 people. The primary market of the Bank is the City of Zachary with a population of approximately 12,000 people. This is the location of the main office and one of its two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

East Baton Rouge Parish, in which the City of Zachary is located, contains in excess of 142 banking offices. In the primary market area, there are two major regional banks aggressively pursuing l oans, deposits and other accounts.

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

Employees

The Bank has approximately 39 full time employees, and 7 part-time employees. Management considers its relationship with the employees to be good.

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



                                4
              Zachary Bancshares, Inc. and Subsidiary

        AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

         for the years ended December 31, 1999 and 1998


                                                    1999
                                                  INTEREST    AVERAGE
                                   AVERAGE         INCOME/     YIELD/
                                   BALANCE         EXPENSE      RATE

ASSETS
Interest Earning Deposits and
  Reserve Funds                 $ 5,053,389      $  246,444    4.88%
Securities Taxable               17,111,116       1,032,582    6.03
Loans- Net                       56,988,909       5,151,434    9.04
     Total Earning Assets        79,153,414       6,430,460    8.12%


Allowance for Loan Losses          (915,634)
Nonearning Assets                 7,601,829
     Total Assets               $85,839,609


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                 $   403,562          24 130    5.98%
Savings and NOW Accounts         21,405,603         576,919    2.70
Insured Money Market Accounts     3,617,054          71,809    1.99
Certificates of Deposit          32,173,293       1,608,981    5.00
    Total Interest Bearing
      Liabilities                57,599,512       2,281,839    3.96%

Demand Deposits                  18,907,066
Other Liabilities                   518,986
Stockholders' Equity              8,814,045
    Total Liabilities and
      Stockholders' Equity      $85,839,609


Net Interest Income - Tax Equivalent Basis        4,148,621
Tax Equivalent Adjustment                             -
     Net Interest Income                         $4,148,621


Net Interest Income - Spread                                   4.16%

Net Interest Income as a % of Total Earning Assets             5.24%








                                5





                                                    1998
                                                  INTEREST    AVERAGE
                                    AVERAGE        INCOME/     YIELD/
                                    BALANCE        EXPENSE      RATE

ASSETS
Interest Earning Deposits and
  Reserve Funds Sold               $ 5,474,365    $  288,461   5.27%
Securities Taxable                  22,013,923     1,352,543   6.14
Loans-Net                           48,987,560     4,450,667   9.09
     Total Earning Assets           76,475,848    $6,091,671   7.97%


Allowance for Loan Losses             (795,754)
Nonearning Assets                    5,775,238
     Total Assets                  $81,455,332


LIABILITIES AND STOCKHOLDERS' EQUITY
FHLB Borrowings                    $    13,151           681
5.18%
Savings and NOW Accounts            19,143,843       539,028
2.82
Insured Money Market Accounts        4,411,314        86,917
1.97
Certificates of Deposit             32,627,785     1,698,320
5.21
    Total Interest Bearing
      Liabilities                  56,196,093     2,324,946
4.14%

Demand Deposits                     16,355,885
Other Liabilities                      657,854
Stockholders' Equity                 8,245,500
    Total Liabilities and
      Stockholders' Equity        $81,455,332


Net Interest Income - Tax Equivalent Basis        3,766,725
Tax Equivalent Adjustment                               -
     Net Interest Income                         $3,766,725

Net Interest Income - Spread                                   3.83%

Net Interest Income as a % of Total Earning Assets             4.93%







             Zachary Bancshares, Inc. and Subsidiary

                      INTEREST DIFFERENTIAL

              for the year ended December 31, 1999






                                             1999 Over  1998
                                        CHANGE              TOTAL
                                     ATTRIBUTABLE          INCREASE
                                   VOLUME       RATE      (DECREASE)

Interest Earning Assets:
  Reserve Funds Sold             $ (22,247)   $(19,770)   $  (42,017)
  Securities                      (301,086)    (18,875)     (319,961)
  Loans                            728,291     (27,524)      700,767
      Total Interest Income        404,958     (66,169)      338,789


Interest Bearing Liabilities:
  Bank Borrowings                   20,222        3,227       23,449
  Savings and NOW Accounts          63,679      (25,788)      37,891
  Insured Money Market Accounts    (15,739)         631      (15,108)
 Certificates of Deposit           (22,727)     (66,612)     (89,339)
       Total Interest Expense       45,435      (88,542)     (43,107)

Increase in Interest Differential $ 359,523    $ 22,373     $381,896

Note: The change in interest due to both volume and rate changes has been allocated equally between volume and rate.







Securities Portfolio

  Amortized cost and fair values of securities available for sale at December 31, 1999 and 1998 are summarized as follows:
                                               1999
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                        COST        GAINS      LOSSES      VALUE    YIELD*

Securities of Other
 U.S. Government
 Agencies:
   Within 1 Year   $   498,511   $   -      $    (211)  $  498,300   5.49%
  Over 1 Through
     5 Years         3,499,196       -       (105,796)   3,393,400   6.23
  Over 5 Years       6,013,795       -       (300,895)   5,712,900   6.28
                   $10,011,502   $   -      $(406,902)  $9,604,600   6.23%

Mortgage-Backed
 Securities:
  Over 10 Years    $ 5,000,739   $  2,538   $ (35,664)  $4,967,613   7.13%

Collateralized
 Mortgage
 Obligations:
    1-5 Years      $   112,380   $   -      $    (354)  $  112,026   5.65%
    Over 10 Years      138,485       -         (2,855)     135,630   5.43
                   $   250,865   $   -      $  (3,209)     247,656   5.53%

Equity Securities  $   613,000   $   -      $    -      $  613,000   5.79%

*Weighted Average Yield.
                                               1998
                                   GROSS       GROSS
                     AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                        COST        GAINS      LOSSES      VALUE    YIELD*

Securities of Other
 U.S. Government
 Agencies:
   Within 1 Year  $ 5,995,226   $ 20,874    $    -     $6,016,100   6.24%
   Over 1 Through
     5 Years        1,002,888      6,112         -      1,009,000   6.50
     Over 5 Years   2,013,028     34,972         -      2,048,000   6.61
                 $  9,011,142   $ 61,958    $    -     $9,073,100   6.35%

Mortgage-Backed
 Securities:
   Over 10 Years $  4,625,166   $ 43,356    $  (2,931) $4,665,591   6.76%

Collateralized
 Mortgage
 Obligations:
   1-5 Years     $   583,566    $   -      $   (2,468) $  581,098   5.65%
   5-10 Years      1,001,747        -         (31,747)    970,000   5.65
   Over 10 Years   2,010,240        -         (59,590)  1,950,650   4.94
                 $ 3,595,553    $   -      $  (93,805)  3,501,748   5.25%

Equity Securities$   332,100    $   -      $     -     $  332,100   5.64%

*Weighted Average Yield.

LOAN PORTFOLIO

An  analysis of the loan portfolio at December 31, 1999 and 1998, is as follows:
                                              1999          1998
     Real Estate Loans - Construction    $ 9,462,680   $ 5,086,020
     Real Estate Loans - Mortgage         30,093,732    26,824,063
     Loans to Farmers                         34,653        63,370
     Commercial and Industrial Loans      17,715,666    17,142,525
     Loans to Individuals                  3,740,770     3,127,188
     All Other Loans                         204,610       128,836
        Total Loans                       61,252,111    52,372,002

          Allowance for Loan Losses         (965,384)     (858,856)
                                         $60,286,727   $51,513,146

The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 1999 and 1998:

INTEREST RATE           MATURITY                1999            1998

VARIABLE LOANS:
Commercial Loans                             $1,894,000           -
Mortgage Loans                                  118,000           -
Installment Loans                                 -               -
Total Variable Loans  1 Year or Less        $ 2,012,000      $2,559,030

FIXED RATE LOANS:
Commercial Loans                              5,038,000           -
Mortgage Loans                               18,083,000           -
Installment Loans                             1,745,609           -
Total Fixed Rate Loans 1 Year or Less        24,866,609      13,194,395

FIXED RATE LOANS:
Commercial Loans                             10,698,000           -
Mortgage Loans                               20,849,502           -
Installment Loans                             2,187,000           -
Total Fixed Rate Loans Over 1 Yr Thru 5 Yrs  33,734,502     34,919,286

FIXED RATE LOANS:
Commercial Loans                                120,000          -
Mortgage Loans                                  506,000          -
Installment Loans                                13,000          -
Total Fixed Rate Loans Over 5 Years             639,000      1,699,291

Total Loans                                 $61,252,111    $52,372,002

Note:   The information necessary for a breakdown of maturity of the various types of loans was not readily available for 1998. The Corporation has no foreign loans.




NON-PERFORMING LOANS

The following table presents information on the amount of non-per forming loans at December 31, 1999 and 1998:
                                                1999        1998

Loans accounted for on a non-accrual basis   $ 223,147   $ 126,829

Loans contractually past due ninety days
  or more as to principal or interest
  payments                                     138,713      26,631

Loans whose terms have been renegotiated
  to provide a reduction or deferral of
  interest or principal due to a deteri-
  oration in the financial position of
  the borrower                                    -           -

Loans now current where there are serious
  doubts as to the ability of the borrower
  to comply with present loan repayment terms     -           -
                                              $ 361,860   $ 153,460

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the allowance for loan losses:

                                              Year Ended December 31
                                                   1999         1998
Amount of Loans Outstanding at End of
        Period                                 $61,252,111  $52,372,002

Daily Average Amount of Loans                  $56,988,909  $48,987,560
Balance of Allowance for Loan Losses
  at Beginning of Period                       $   858,856  $   771,850

Loans Charged Off:
  Real Estate                                        -           12,000
  Commercial, Industrial and Agricultural            -           74,000

  Individuals and Others                           108,896       63,840
                                                   108,896      149,840
Recoveries of Loans previously charged off:
 Real Estate                                         -           20,000
 Commercial, Industrial and Agricultural             -           13,000
 Individuals and Others                             35,424       13,281
       Total Recoveries                             35,424       46,281
    Net Loans Charged Off                           73,472      103,559
Additions to Allowance Charged to Expense          180,000      190,565
Balance at End of Period                       $   965,384  $   858,856




Ratio of Net Charge-Offs to Total Loans
      Outstanding                                     0.12%       0.20%

Ratio of Net Charge-Offs to Average Loans
      Outstanding                                     0.13%       0.21%

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

The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current es timates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

The allowance for loan losses has been allocated according to the type of loan described:

                               December 31, 1999      December 31, 1998
                                   PERCENT OF
PERCENT OF
                                   LOANS IN                  LOANS IN
                                 EACH CATEGORY             EACHCATEGORY
                                   TO TOTAL                  TO TOTAL
                      ALLOWANCE      LOANS       ALLOWANCE     LOANS
Real Estate           $ 623,445      64.58%      $ 524,332     61.05%
Commercial, Industrial
  and Agricultural      279,768      28.98         282,134     32.85
Individuals and Others   62,171       6.44          52,390      6.10
                      $ 965,384     100.00%      $ 858,856    100.00%

Management reviews the allowance for loan loss on a monthly basis. As discussed above, we consider historical loss experience as well as economic factors that affect our local economy. Specific risk factors that are inherent with certain types of lending are also considered. Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real Estate loans represent approximately 65% of our loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 29% of the portfolio. After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that current allowance levels are ade quate.

Management's internal Watch List identifies loans requiring special supervision because of unexpected changes in various risk conditions. The Watch List may include both accruing and nonaccrual loans. The Watch List categories resemble our regulators classification methods. Our categories by type and the similar regulatory classification are: Type One, Loss; Type Two, Doubtful; Type Three,
Substandard; Type Four, OAEM (Other Assets Especially Men tioned). OAEM loans require special observation to determine if current conditions warrant a reclassification.

                           WATCH LIST
                          (000 omitted)

                     TYPE ONE    TYPE TWO    TYPE THREE    TYPE FOUR

     12/31/99           -           -          $1,597         -
     12/31/98           -           -          $1,445         -
     12/31/97           -         $13          $1,498         -
     12/31/96           -         $27          $1,573         -
     12/31/95           -          -           $1,241         -


The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends.

Deposits

The  average daily balances and average rates paid on  deposits for the reported periods are listed below:
                                        1999              1998
                                AVERAGE    AVERAGE   AVERAGE     AVERAGE
                                BALANCE   RATE PAID  BALANCE    RATE PAID
Noninterest Bearing
  Demand Deposits             $18,907,066     -  %  $16,355,885    -  %

Savings and Now
    Accounts                  21,405,603     2.70%   19,143,843   2.82%

Insured Money Market
    Accounts                   3,617,054     1.99%    4,411,314   1.97%

Certificates of
    Deposit                   32,173,293     5.00%   32,627,785   5.21%

Total Deposits               $76,103,016     2.97%  $72,538,827   3.20%


Maturities of time deposits of $100,000 or more at December 31, 1999, are summarized below:

         3 Months or Less                   $ 4,028,000
         Over 3 through 12 Months             8,461,936
         Over 12 Months                       1,566,000
                                            $14,055,936






                               11
RETURN ON EQUITY AND ASSETS

The table below summarizes significant financial ratios for the years ended December 31, 1999 and 1998:
                                       1999          1998

Average Total Assets               $85,839,609   $81,455,332
Average Stockholders' Equity       $ 8,814,045   $ 8,245,500
Net Income                         $ 1,215,588   $ 1,047,660
Earnings per Share-Common          $      6.28   $      5.41
Cash Dividends Paid per Share-Common$      2.10  $      1.90

Return on Average Total Assets            1.42%         1.29%
Return on Average Stockholders' Equity   13.79%        12.71%
Dividend Payout Percentage               33.44%        35.12%
Average Equity to Average Assets         10.27%        10.12%

Item 2.  Description of Properties

The Bank owns five pieces of property described below: (a) The Bank purchased 2.7155 acres of land in 1978 to build a new main office facility. This land is located at 4743 Main Street, Zachary, Louisiana and is carried at a cost of $309,943. A construction contract for this building totaling $2,719,318 was completed during the second quarter of 1999. The building is approximately 16,333 square feet and includes the executive offices, operations offices, computer operations and paying and receiving functions. An 1,800 square foot storage building is also on the site. (b) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and construction and improvements have totaled $170,310. This branch is known as the Central Branch. (c) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (d) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site at the cost of $10,000. The construction cost with improvements totaled $75,831. This is known as the Plaza Branch. (e) Another parcel adjacent to this location was purchased later in 1977 at a cost of $6,500 for parking.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security
         Holders

No  matters  were  submitted  to a vote   of  security  holders
during the fourth quarter of the year ended December 31, 1999.









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

The Corporation has 583 stockholders of record as of March 1, 2000.

Cash dividends of $2.10 and $1.90 were paid for the years 1999 and 1998. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item  6.   Management's  Discussion and Analysis  of  Financial
Condition
         and Results of Operations

The following information called for by Item 6 is included in the Corporation's 1999 Annual Report in the Section titled
"Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7.  Financial Statements and Supplementary Data

The  following financial statements of the Corporation  in  the
Corporation's  1999  Annual  Report  are  hereby   specifically
incorporated by reference:

     Audited Financial Statements:

       Independent Auditor's Report

       Consolidated Balance Sheets
         December 31, 1999 and 1998

       Consolidated Statements of Income
         for the years ended December 31, 1999 and 1998

       Consolidated Statements of Changes in
         Stockholders' Equity for the years ended
         December 31, 1999 and 1998

       Consolidated Statements of Cash Flows
         for the years ended December 31, 1999 and 1998

       Notes to Consolidated Financial Statements
          December 31, 1999 and 1998

Item  8.   Disagreements  with Accountants  on  Accounting  and
Financial                   Disclosures

No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.


                            PART III


Items 9, 10, 11 and 12.

The  information required by items 9, 10, 11 and 12 is included in  the  Corporation's Proxy Statement,  for  the  2000  Annual
Meeting   of  Stockholders  and  is  incorporated   herein   by
reference.









                             PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Financial Statements

          1.The financial statements of
            Zachary Bancshares, Inc. in the Corporation's 1999 Annual Report are incorporated by reference in Item 7.

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

         13. 1999 Annual Report of Zachary Bancshares, Inc.

         22. Subsidiary of the Registrant: Bank of Zachary, incorporated under the laws of the State of Louisiana

         23. Definitive Proxy Statement for the 2000 Annual Meeting of the Stockholders' of Zachary Bancshares,Inc.















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

Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and proce dures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

The   financial   statements  as  of  December 31,  1999,  were
examined by
Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.



















                           SIGNATURES


Pursuant  to  the requirements of Section 13 or  15(d)  of  the
  Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ZACHARY BANCSHARES, INC.



                                      __________________________
                                       Harry S. Morris, Jr.
                                      President


Dated: March 28, 2000





































Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on:

March 28, 2000
   Date



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


  March 28, 2000
     Date



                                        Chairman and Director
Russell Bankston


                                        Vice Chairman and Director
Rodney Samuel Johnson


                                        President and Director (Principal
Harry S. Morris, Jr.                    Executive Officer)


                                        Secretary and Director
Winston E. Canning


                                        Treasurer
J. Larry Bellard


                                        Director
Hardee M. Brian


                                        Director
Howard L. Martin, M.D.


                                        Director
A. C. Mills, III













