Form 10QSB
period 2000-03-31
ZACHARY BANCSHARES INC
filed 2000-05-12
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549



                              FORM 10 - QSB

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

   For the Quarter ended March 31, 2000   Commission File Number 13397



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

      Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 2000.











                                 I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    March 31, 2000, December 31, 1999 and March 31, 1999          2

  Consolidated Statements of Income -
    for the three months ended March 31, 2000 and 1999            3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the three months ended March 31, 2000 and 1999            4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 2000 and 1999           5-6

  Notes to Consolidated Financial Statements                     7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         11-13

Part II - Other Information                                       14

Signatures                                                        15

Management's Responsibility for Financial Reporting               16

Independent Accountant's Report                                   17





                                    1


                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
           March 31, 2000, December 31, 1999 and March 31, 1999
                             ($ in Thousands)
                                  ASSETS

                                 (UNAUDITED)                     (UNAUDITED)
                                   MARCH 31,      DECEMBER 31,    MARCH 31,
                                     2000             1999           1999
Cash and Due from Banks             $3,129          $ 3,161        $ 2,417
Interest Bearing Deposits in
  Other Institutions                    38               29          1,720
Reserve Funds Sold                   3,375            1,425          5,150
Securities Available for Sale
  (Amortized Cost $15,098
  $15,876 and $16,631)              14,596           15,433         16,621
Loans                               62,891           61,252         54,643
  Less:  Allowance for Loan Losses  (1,027)            (965)          (881)
                                    61,864           60,287         53,762

Bank Premises and Equipment          4,081            4,157          3,709
Accrued Interest Receivable            578              502            536
Other Assets                           367              301            248
         Total Assets             $ 88,028          $85,295        $84,163

                                LIABILITIES
Deposits:
  Noninterest Bearing              $19,622          $17,848        $17,754
  Interest Bearing                  56,746           55,718         56,728
                                    76,368           73,566         74,482
Borrowed Funds                       1,500            2,000
-
Accrued Interest Payable               193              194            193
Other Liabilities                      303              122            389
Total Liabilities                   78,364           75,882         75,064

                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value;
  Authorized 2,000  Shares;
  Issued 216 Shares, Respectively    2,160            2,160          2,160
Surplus                              1,480            1,480          1,480
Retained Earnings                    6,802            6,513          5,912
Accumulated Other Comprehensive Income(331)            (293)            (6)
Treasury Stock (22 Shares at Cost)    (447)            (447)          (447)
      Total Stockholders' Equity     9,664            9,413          9,099

      Total Liabilities and
        Stockholders' Equity       $88,028          $85,295        $84,163




The accompanying notes are an integral part of these financial statements.
                                             2


                  Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
                        for the three months ended
                          March 31, 2000 and 1999
                  ($ in Thousands, except per share data)


                                            (UNAUDITED)
                                         THREE MONTHS ENDED
                                              MARCH 31,
                                           2000     1999
Interest Income:
  Interest and Fees on Loans              $1,404   $1,180
    Interest on Securities                   249      262
    Other Interest Income                     48       72
      Total Interest Income                1,701    1,514
Interest Expense:
 Interest Expense on Deposits                560      544
  Interest Expense on Borrowings              24       -
     Total Interest Expense                  584      544
      Net Interest Income                  1,117      970
Provision for Loan Losses                     59       44
      Net Interest Income After Provision for
      Loan Losses                          1,058      926
Other Income:
  Service Charges on Deposit Accounts         143     116
  Other Operating Income                       46      40
      Total Other Income                      189     156

       Income before Other Expenses         1,247   1,082

Other Expenses:
  Salaries and Employee Benefits              452     378
  Occupancy Expense                            78      47
  Net Other Real Estate Expense               (22)     81
  Other Operating Expenses                    302     262
      Total Other Expenses                    810     768

      Income before Income Taxes              437     314
Applicable Income Taxes                       148     105
      Net Income                           $  289  $  209

Per Share:
      Net Income                           $ 1.49  $ 1.08


The accompanying notes are an integral part of these financial statements.

                                     3


                  Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            for the three months ended  March 31, 2000 and 1999
                             ($ in Thousands)


                                              ACCUMULATED
                                                OTHER                TOTAL
                    COMMON         RETAINED COMPREHENSIVE TREASURY STOCKHOLDERS'
                    STOCK  SURPLUS EARNINGS   INCOME       STOCK     EQUITY

Balances,
  January 1, 1999  $2,160  $1,480  $5,703    $  6         $(447)     $8,902
Comprehensive Income:
  Net Income                          209                               209
  Change in Unrealized
    Gain (Loss) on Securities
    Available for Sale                        (12)                      (12)
  Less:  Reclassification
    Adjustment                                  -

  Total Comprehensive                                                  (197)
    Income

Cash Dividends                                  -                        -
  Balances, (Unaudited)
  March 31, 1999     $2,160 $1,480  $5,912  $  (6)        $(447)     $9,099


Balances,
  January 1, 2000    $2,160 $1,480  $6,513  $(293)        $(447)     $9,413

Comprehensive Income:
  Net Income                           289                              289
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                         (38)                      (38)
Less:  Reclassification
    Adjustment                                 -                         -

  Total Comprehensive
    Income                                                              251

Cash Dividends                                 -                         -
Balances, (Unaudited)
 March 31, 2000     $2,160 $1,480   $6,802  $ (331)       $(447)     $9,664







  The accompanying notes are an integral part of these financial statements.



                                     4
                  Zachary Bancshares, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the three months ended March 31, 2000 and 1999

                             ($ in Thousands)

                                                      (UNAUDITED)
                                                        MARCH 31
                                                   2000          1999
Cash Flows From Operating Activities:

  Net Income                                     $   289       $   209
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
    Provision for Loan  Losses                        59            44
    Provision for Depreciation and Amortization       83            48
    Stock Dividends - Federal Home Loan Bank          (5)           (5)
    Net Amortization Securities Premium                1             5
    Charge Off of Other  Real Estate                 -              93
    Gain on Sale of Real Estate                      (24)          (11)
   (Increase) in Accrued Interest Receivable         (77)          (18)
     (Increase)in Other  Assets                      (44)          (16)
      (Decrease) in  Accrued Interest Payable         (1)          (38)
      Increase in Other Liabilities                   181           192

          Net Cash Provided by Operating
            Activities                                462           503


Cash Flows From Investing Activities:

   Net (Increase) Decrease in Reserve Funds Sold   (1,950)        1,025
   Purchase of Securities Available for Sale          -          (2,996)
   Maturities or Calls of Securities Available
     for Sale                                         500         3,000
   Principal Payments on Mortgaged Back Securities    283           928
     Net Increase in Loans                         (1,636)       (2,293)
     Purchases of Premises and Equipment               (7)         (689)
     Proceeds from Sales of Other Real Estate          24           110

      Net Cash Used in Investing Activities        (2,786)         (915)








                                   (CONTINUED)

                                         5

                                                        (UNAUDITED)
                                                         MARCH 31
                                                    2000          1999

Cash Flows From Financing Activities:
Decrease in Borrowed Funds                          (500)          -
Net Increase (Decrease) in Demand Deposits,
  NOW Accounts and Savings Accounts                2,421          (552)
  Net Increase (Decrease) in Certificate
    of Deposit                                       380           583

  Net Cash Provided by Financing Activities        2,301            31

  Increase (Decrease) in Cash and Interest
     Bearing Deposits                                (23)         (381)

Cash and Cash Equivalents -
     Beginning of Period                           3,190         4,518

Cash and Cash Equivalents -
     End of Period                               $ 3,167       $ 4,137


Supplemental Disclosures of Cash Flow
  Information:

    Noncash Investing Activities:

      Change in Unrealized Gain or (Loss)
         on Securities Available for Sale        $   (59)      $   (18)

      Change in Deferred Tax  Effect on
         Unrealized Gain or (Loss) on Securities
         Available for Sale                      $   (20)      $    (6)
Cash Payments For:
  Interest Paid on Deposits                      $   560       $   582













The accompanying notes are an integral part of these financial statements.

                                     6


                  Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        March 31, 2000 and 1999

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

Presentation

The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended March 31, 2000 are no indication of the expected results for the annual period which ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1999.

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

Securities

Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market move ments. The Bank had no securities classified as held to maturity or trading at March 31, 2000 or 1999.

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

Earnings per Common Share

     Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2000, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended March 31, 2000 and 1999, respectively.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents in cludes cash and due from banks and interest bearing deposits in other banks.

Comprehensive Income

      Components of comprehensive income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholder's Equity for all periods presented.





















                                  10


                Zachary Bancshares, Inc. and Subsidiary

                       MANAGEMENT'S DISCUSSION

                            March 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi cant changes in income and expenses in relation to the changes in fi nancial position for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.


FINANCIAL CONDITION ANALYSIS -
Unaudited - ($ in Thousands)

Loans

Total loans were $62,891 at March 31, 2000 compared to $54,643 at March 31, 1999. This represents an increase of $8,248 or 15%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 12% to $14,596 at March 31, 2000 compared to $16,621 at March 31, 1999. This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured, and payments made on the building contract discussed below.

Bank Premises and Equipment

Total bank premises and equipment were $4,081 at March 31, 2000 compared to $3,709 at March 31, 1999. The Company completed a contract totaling $2,921 for the construction of a new main office facility located in Zachary, Louisiana. Construction began in March, 1998 and was completed during the second quarter of 1999.

                                  11

Deposits

Total deposits increased $1,886 or 3% to $76,368 at March 31, 2000 compared to $74,482 at March 31, 1999.

RESULTS OF OPERATION
For the Three Month Period Ended March 31, 2000 over 1999

Net Income

Net Income was $289 for the three month period ended March 31, 2000 compared to $209 in the same period in 1999. This change was primarily due to an increase in interest income offset by an increase in occupancy expense as the Company moved into their new building during the latter part of the second quarter of 1999.

Interest Income

Interest Income for the three month period ended March 31, 2000 was $1,701 or a 12% increase over the same period in 1999. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities to higher yielding loans. The Subsidiary's loan portfolio increased 15% to $62,891 while its investment portfolio decreased 12% to $14,596 in the time period under consideration.

Interest Expense

Interest Expense for the quarter ended March 31, 2000 was $584 or an increase of 7% over the same quarter in 1999 at $544. Non-interest bearing deposits increased $1,868 to $19,622 at March 1999 from $17,754 at March 31, 1999. Interest bearing deposits also increased slightly to $56,746 at March 31, 2000 from $56,728. Weighted average deposit rates increased to 3.02% at March 31, 2000 from 2.99% at March 31, 1999.

Provision for Loan Losses

The Company included $59 for provision for loan losses during the three month period ended March 31, 2000 due to continued increases in the loan portfolio. Loans are reviewed to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses.



                                  12
Total Other Expense

Total Other Expenses increased 5% or $42 to $810 at March 31, 2000 from $768 at March 31, 1999.

Employee salaries and benefits increased to $452 for the three month period under consideration compared to $378 in the period ending March 31, 1999. Officer raises granted in the third quarter 1999, new hires and increased hospitalization and retirement benefits all contributed to the increase. Other expenses increased $40 to $302 from $262 at March 31, 1999.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 2000 and 1999 and expects to remain taxable at the current rate throughout 2000.

Earnings Per Share

The Company's 2000 earnings per share at March 31, 2000 was $1.49 compared to $1.08 per share the previous year.

Year 2000 Issues

The Year 2000 threshold was crossed without any problems encountered to date that effected significantly the Company's liquidity, capital resources, or results of operation. The Company will remain vigilant for the remainder of the year 2000 for any undiscovered date change problems.

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



                                  13









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

                                     ZACHARY BANCSHARES, INC.





Date:   May 11, 2000                 _______________________
                                     Harry S. Morris, Jr.
                                     President



                                     Larry Bellard
                                     Treasurer













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

      The financial statements as of December 31, 1999 were examined by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion. The financial statements as of March 31, 2000 were reviewed by Hannis T. Bourgeois, LLP.





                                Larry Bellard, Treasurer



                                  16

                    INDEPENDENT ACCOUNTANT'S REPORT




May 10, 2000



To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

    We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related Consolidated Statements of Income and Cash Flows for the three month periods then ended.

    We previously audited and expressed our unqualified opinion in our report dated January 7, 2000 on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 1999.

   We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,


HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana

                                  17