Form 10QSB
period 2000-06-30
ZACHARY BANCSHARES INC
filed 2000-08-10
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549



                              FORM 10 - QSB

               Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

    For the Quarter ended June 30, 2000   Commission File Number 13397



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

     Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 2000.

                                 I N D E X




Financial Statements:


  Consolidated Balance Sheets -
    June 30, 2000, December 31, 1999 and June 30, 1999                 2

  Consolidated Statements of Income -
    for the three and six months ended June 30, 2000 and 1999          3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the six months ended June 30, 2000 and 1999                    4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 2000 and 1999                   5-6

  Notes to Consolidated Financial Statements                          7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              11-13

Part II - Other Information                                           14

Signatures                                                            15

Management's Responsibility for Financial Reporting                   16

Independent Accountant's Report                                       17















                                    1
                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
            June 30, 2000, December 31, 1999 and June 30, 1999
                             ($ in Thousands)
                                  ASSETS

                                   (UNAUDITED)                    (UNAUDITED)
                                     JUNE 30,      DECEMBER 31,     JUNE 30,
                                      2000            1999           1999

Cash and Due from Banks              $2,954         $ 3,161        $ 3,227
Interest Bearing Deposits
  in Other Institutions                  11              29          1,740
Reserve Funds Sold                    2,100           1,425          2,950
Securities Available for Sale (Amortized
Cost $15,789, $15,876 and $18,371)   15,320          15,433         18,132

Loans                                63,014          61,252         56,656
  Less:  Allowance for Loan Losses   (1,078)           (965)          (913)
                                     61,936          60,287         55,743

Bank Premises and Equipment           4,025           4,157          4,271
Accrued Interest Receivable             517             502            537
Other Assets                            346             301            168
         Total Assets              $ 87,209         $85,295        $86,768

                                LIABILITIES
Deposits:
  Noninterest Bearing              $ 19,566         $17,848        $18,997
  Interest Bearing                   56,417          55,718         58,388
                                     75,983          73,566         77,385
Borrowed Funds                        1,000           2,000            -
Accrued Interest Payable                202             194            196
Other Liabilities                       242             122            159
Total Liabilities                    77,427          75,882         77,740
                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value;
  Authorized 2,000,000  Shares;
  Issued 216,000 Shares, Respectively 2,160           2,160          2,160
Surplus                               1,480           1,480          1,480
Retained Earnings                     6,899           6,513          5,993
Accumulated Other Comprehensive Income (310)           (293)          (158)
Treasury Stock (22,333 Shares at Cost) (447)           (447)          (447)
      Total Stockholders' Equity      9,782           9,413          9,028

      Total Liabilities and
        Stockholders' Equity        $87,209         $85,295        $86,768


The accompanying notes are an integral part of these financial statements.

                                       2

                  Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
                    for the three and six months ended
                          June 30, 2000 and 1999
                  ($ in Thousands, except per share data)


                                        (UNAUDITED)           (UNAUDITED)
                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                      2000       1999        2000      1999
Interest Income:
  Interest and Fees on Loans         $1,413     $1,248      $2,817    $2,428
  Interest on Securities                259        261         508       523
  Other Interest Income                  31         78          79       150
    Total Interest Income             1,703      1,587       3,404     3,101
Interest Expense:
  Interest Expense on Deposits          587        563       1,147     1,107
  Interest Expense on Borrowings         18        -            42       -
    Total Interest Expense              605        563       1,189     1,107

    Net Interest Income               1,098      1,024       2,215     1,994
Provision for Loan Losses                70         45         129        89
    Net Interest Income After Provision
      for Loan Losses                 1,028        979       2,086     1,905
Other Income:
 Service Charges on Deposit Accounts    154        122         297       239
 Other Operating Income                  51         43          97        83
   Total Other Income                   205        165         394       322

   Income before Other Expenses       1,233      1,144       2,480     2,227

Other Expenses:
 Salaries and Employee Benefits         449        391         901       769
 Occupancy Expense                       83         49         161        97
 Net Other Real Estate Expense          (60)         1         (82)       82
 Other Operating Expenses               291        286         593       548
   Total Other Expenses                 763        727       1,573     1,496

   Income before Income Taxes           470        417         907       731
Applicable Income Taxes                 160        142         308       248
   Net Income                        $  310     $  275     $   599   $   483

Per Share:
    Net Income                       $ 1.60     $ 1.42     $  3.09   $  2.49
    Cash Dividends                   $ 1.10     $ 1.00     $  1.10   $  1.00

The accompanying notes are an integral part of these financial statements.
                                     3
                  Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             for the six months ended  June 30, 2000 and 1999
                             ($ in Thousands)


                                                 ACCUMULATED
                                                    OTHER                  TOTAL
                     COMMON        RETAINED COMPREHENSIVE TREASURY STOCKHOLDERS'
                     STOCK  SURPLUS EARNINGS     INCOME      STOCK      EQUITY

Balances,
  January 1, 1999     $2,160 $1,480  $5,704      $  6        $(447)     $8,903
Comprehensive Income:
  Net Income                            483                                483
  Change in Unrealized
    Gain (Loss) on
    Securities Available
      for Sale                                   (164)                    (164)
  Less:  Reclassification
    Adjustment                                     -                        -

  Total Comprehensive
   Income                                                                  319

Cash Dividends                         (194)                              (194)
  Balances, (Unaudited)
  June 30, 1999       $2,160 $1,480  $5,993      $  (158)    $(447)     $9,028


Balances,
  January 1, 2000     $2,160 $1,480  $6,513      $  (293)    $(447)     $9,413

Comprehensive Income:
  Net Income                            599                                599
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                                (17)                  (17)
Less:  Reclassification
    Adjustment                                        -                     -

  Total Comprehensive
    Income                                                                 582

Cash Dividends                         (213)                              (213)
Balances, (Unaudited)
 June 30, 2000        $2,160 $1,480  $6,899      $ (310)     $(447)     $9,782






  The accompanying notes are an integral part of these financial statements.




                                     4


                  Zachary Bancshares, Inc. and Subsidiary

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the six months ended June 30, 2000 and 1999

                             ($ in Thousands)

                                                        (UNAUDITED)
                                                          JUNE  30
                                                     2000         1999
Cash Flows From Operating Activities:

  Net Income                                         $  599       $   483
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities:
    Provision for Loan  Losses                          129            89
    Provision for Depreciation and Amortization         165           104
    Stock Dividends - Federal Home Loan Bank            (21)           (5)
    Net Amortization (Accretion) of Securities          (11)           16
    Charge Off of Other  Real Estate                     -             93
    Gain on Sale of Other Real Estate                   (85)          (11)
    (Increase) in Accrued Interest Receivable           (15)          (19)
    (Increase) Decrease in Other  Assets                (35)          145
    Increase (Decrease) in  Accrued Interest Payable      8           (36)
    Increase (Decrease) in Other Liabilities            120           (42)

      Net Cash Provided by Operating
       Activities                                       854           817


Cash Flows From Investing Activities:

   Net(Increase)Decrease in Reserve Funds Sold         (675)        3,225
   Purchase of Securities Available for Sale           (969)       (8,786)
   Maturities or Calls of Securities Available for Sale 500         6,000
   Principal Payments on Mortgaged Back Securities      588         1,968
   Net Increase in Loans                             (1,778)       (4,319)
   Purchases of Premises and Equipment                  (33)       (1,307)
   Proceeds from Sales of Other Real Estate              85           110

      Net Cash Used in Investing Activities          (2,282)       (3,109)







                                (CONTINUED)

                                     5

                                                       (UNAUDITED)
                                                         JUNE 30,
                                                   2000          1999

Cash Flows From Financing Activities:
Decrease in Borrowed Funds                       (1,000)          -
Net Increase in Demand Deposits,
  NOW Accounts and Savings Accounts               2,352         3,637
  Net Increase in Certificate of Deposit             64          (702)
Cash Dividends                                     (213)         (194)

  Net Cash Provided by Financing Activities       1,203         2,741

  Increase (Decrease) in Cash and Cash Equivalents (225)          449

Cash and Cash Equivalents -
  Beginning of Period                             3,190         4,518

Cash and Cash Equivalents -
  End of Period                                 $ 2,965       $ 4,967


Supplemental Disclosures of Cash Flow
 Information:

  Noncash Investing Activities:

    Change in Unrealized Gain or (Loss)
      on Securities Available for Sale          $   (26)      $   (248)

    Change in Deferred Tax  Effect on
      Unrealized Gain or (Loss) on Securities
      Available for Sale                        $   ( 9)      $     84
Cash Payments For:
  Interest Paid on Deposits                     $ 1,139       $  1,143


Income Tax                                      $   334       $    315







The accompanying notes are an integral part of these financial statements.

                                     6


                  Zachary Bancshares, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                        June 30, 2000 and 1999

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

Presentation

   The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended June 30, 2000 are no indication of the expected results for the annual period which ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1999.

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

Securities

    Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in gen eral economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market move ments. The Bank had no securities classified as held to maturity or trading at June 30, 2000 or 1999.

     Securities classified as available for sale are those debt securi ties that the Bank intends to hold for an indefinite period of time but
not   necessarily  to  maturity.   Any  decision  to  sell  a  security
classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs,
regulatory  capital  considerations, and other similar  factors.   Secu
rities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Earnings per Common Share

     Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2000, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended June 30, 2000 and 1999, respectively.

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

                            June 30, 2000

MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the signifi cant changes in income and expenses in relation to the changes in fi nancial position for the six months ended June 30, 2000 and 1999. This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity or capital.

FINANCIAL CONDITION ANALYSIS -
Unaudited - ($ in Thousands)

Loans

Total loans were $63,014 at June 30, 2000 compared to $56,656 at June 30, 1999. This represents an increase of $6,358 or 11%. Loan growth was funded from reallocation of investment securities as they matured and from deposit growth.

Investment Securities

Investment securities decreased 16% to $15,320 at June 30, 2000 compared to $18,132 at June 30, 1999. This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured, and payments made on the building contract discussed below.

Bank Premises and Equipment

Total bank premises and equipment were $4,025 at June 30, 2000 compared to $4,271 at June 30, 1999. The Company completed a contract totaling $2,921 for the construction of a new main office facility located in Zachary, Louisiana. Construction began in March, 1998 and was completed during the second quarter of 1999.






                                  11
Deposits

Total deposits decreased $1,402 or 2% to $75,983 at June 30, 2000 compared to $77,385 at June 30, 1999 as the bank bid less aggressively on public funds that were renewing.

RESULTS OF OPERATION
For the Six Month Period Ended June 30, 2000 over 1999

Net Income

Net Income was $599 for the six month period ended June 30, 2000 compared to $483 in the same period in 1999. This change was primarily due to an 11% increase in net interest income offset by a 5% increase in other overhead expense. The Company moved into their new building during the latter part of the second quarter of 1999 which has resulted in additional occupancy expenses primarily depreciation compared to the prior period.

Interest Income

Interest Income for the six month period ended June 30, 2000 increased 10% to $3,404 compared to $3,101 for the same period in 1999. The interest income increase resulted from the Company's continued asset mix reallocation from lower yielding securities to higher yielding loans. The bank's loan portfolio increased 11% to $63,014 while its investment portfolio decreased 16% to $15,320 in the time period under consideration.

Interest Expense

Interest Expense for the six months ended June 30, 2000 was $1,189 or an increase of 7% over the same period in 1999 at $1,107. Non-interest bearing deposits increased $569 to $19,566 at June 30, 2000 from $18,997 at June 30, 1999. Interest bearing deposits decreased to $56,417 at June 30, 2000 from $58,388 as the bank bid less aggressively on public fund CDs than in the past. Weighted average deposit rates increased to 3.10% at June 30, 2000 from 2.97% at June 30, 1999 as interest rate hikes in the general U.S. economy have led to higher rates in the local market for CDs.

Provision for Loan Losses

The Company included $129 for provision for loan losses during the six month period ended June 30, 2000 due to continued increases in the loan portfolio and the beginnings of tightening in the general economy. Loans are reviewed to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to monitor the situation very closely.

Total Other Expense

Total Other Expenses increased 5% or $77 to $1,573 at June 30, 2000 from $1,496 at June 30, 1999.

Employee salaries and benefits increased $132 for the six months ended June 30, 2000 compared to the same period in 1999. Salary increases, new hires, and increased hospitalization insurance and retirement expenses all contributed to this increase. Occupancy expense increased $64 for the period reviewed as the Company occupied its new building resulting in additional depreciation expense along with other overhead expenses relating to a larger facility.

Income Tax

The Company's income is fully taxable at the maximum rate (34%) both in 2000 and 1999 and expects to remain taxable at the current rate throughout 2000.

Earnings Per Share

The Company's 2000 earnings per share at June 30, 2000 was $3.09 compared to $2.49 per share the previous year.

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

                                     ZACHARY BANCSHARES, INC.





Date:   August 11, 2000             /s/ Harry S. Morris, Jr.
                                     Harry S. Morris, Jr.
                                     President


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

      The financial statements as of December 31, 1999 were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion. The financial statements as of June 30, 2000 were reviewed by Hannis T. Bourgeois, LLP.





                                Larry Bellard, Treasurer

                    INDEPENDENT ACCOUNTANT'S REPORT



August 08, 2000



To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

    We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related Consolidated Statements of Income for the three and six month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity and Cash Flows for the six month periods then ended.

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