Form 10QSB
period 2000-09-30
ZACHARY BANCSHARES INC
filed 2000-11-07
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C. 20549

                            FORM 10 - QSB

             Quarterly Report Under Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2000    Commission File Number 2-89559
                            Zachary Bancshares, Inc.
          (Exact name of registrant as specified in its charter)

             Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
        of organizaton)                 or Identification No.)

       4743 Main Street
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

     Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 2000.












                               I N D E X



Financial Statements:


  Consolidated Balance Sheets - September 30, 2000,
    December 31, 1999 and September 30, 1999                           2

  Consolidated Statements of Income - for the three
    and nine months ended September 30, 2000 and 1999                  3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the nine months ended September 30,
    2000 and 1999                                                      4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 2000 and 1999            5 - 6

  Notes to Consolidated Financial Statements                         7 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             12 - 14

  Part II - Other Information                                         15

  Signatures                                                          16

  Management's Responsibility for Financial Reporting                 17

  Independent Accountant's Report                                     18


                                   1

                  Zachary Bancshares, Inc. and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
       September 30, 2000, December 31, 1999 and September 30, 1999
                             ($ in Thousands)
                                  ASSETS
                                   (UNAUDITED)                    (UNAUDITED)
                                   September 30,  December 31,   September 30,
                                      2000           1999            1999
Cash and Due from Banks             $ 2,946        $ 3,161         $ 3,875
Interest Bearing Deposits in
  Other Institutions                     10             29              58
Reserve Funds Sold                    1,500          1,425           1,975
Securities Available for Sale
 (Amortized Cost $15,568,
  $15,876 and $16,842)               15,216         15,433          16,442

Loans                                65,090         61,252          59,936
  Less: Allowance for Loan Losses    (1,141)          (965)           (950)
                                     63,949         60,287          58,986
Bank Premises and Equipment           3,946          4,157           4,236
Accrued Interest Receivable             577            502             595
Other Assets                            346            301             257
      Total Assets                  $88,490        $85,295         $86,424

                                   LIABILITIES
Deposits:
  Noninterest Bearing               $18,118        $17,848         $18,441
  Interest Bearing                   58,690         55,718          58,102
                                     76,808         73,566          76,543
Borrowed Funds                        1,000          2,000            -
Accrued Interest Payable                232            194             183
Other Liabilities                       320            122             237
      Total Liabilities             $78,360        $75,882         $76,963

                           STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively              $ 2,160        $ 2,160         $ 2,160
Surplus                               1,480          1,480           1,480
Retained Earnings                     7,169          6,513           6,532
Unrealized (Loss) on Securities
      Available for Sale, Net          (232)          (293)           (264)
Treasury Stock (22,333 Shares at Cost) (447)          (447)           (447)
      Total Stockholders' Equity     10,130          9,413           9,461
      Total Liabilities and
        Stockholders' Equity        $88,490        $85,295         $86,424

The accompanying notes are an integral part of these financial statements.
                                     2


                   Zachary Bancshares, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF INCOME
      for the three and nine months ended September 30, 2000 and 1998
                             ($ in Thousands)except per share data

                                   (UNAUDITED)            (UNAUDITED)
                                  QUARTER ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                   2000      1999        2000      1999
Interest Income:
  Interest and Fees on Loans      $1,454    $1,333      $4,271    $3,762
  Interest on Securities             257       258         765       780
  Other Interest Income               19        50          98       201
    Total Interest Income         $1,730    $1,641      $5,134    $4,743

Interest Expense:
  Interest Expense on Deposits    $  638    $  576      $1,785    $1,683
  Interest Expense on Borrowings      17       -            59       -
       Total Interest Expense     $  655    $  576      $1,844    $1,683

Net Interest Income               $1,075    $1,065      $3,290    $3,060

Provision for Loan Losses             76        45         205       135
   Net Interest Income  After
     Provision for  Loan Losses      999     1,020       3,085     2,925

Other Income:
 Service Charges on Deposit Accounts 151      137         448       376
  Gain on Sale of Assets              -       387          -        387
  Other Operating Income              54       37         151       119
     Total Other Income              205      561         599       882

    Income before Other Expenses  $1,204   $1,581      $3,684    $3,807

Other Expenses:
  Salaries and Employee Benefits     453      421       1,354     1,190
  Occupancy Expense                   85       80         246       176
  Net Other Real Estate Expense      (40)     (25)       (122)       58
  Other Operating Expenses           299      288         892       836
      Total Other Expenses           797      764       2,370     2,260

      Income before Income Taxes     407      817       1,314     1,547
Applicable Income Taxes              137      278         445       525
      Net Income                 $   270  $   539      $  869   $ 1,022

Per Share:
  Net Income                     $  1.39  $  2.78      $ 4.49   $  5.28
  Cash Dividends                 $  1.10  $  1.00      $ 1.10   $  1.00

The accompanying notes are an integral part of these financial statements.

                                     3


                  Zachary Bancshares, Inc. and Subsidiary

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           for the nine months ended September 30, 2000 and 1999
                             ($ in Thousands)

                                              ACCUMULATED
                                                 OTHER                  TOTAL
                    COMMON          RETAINED COMPREHENSIVE TREASURY STOCKHOLDERS
                     STOCK  SURPLUS EARNINGS   INCOME        STOCK    EQUITY

Balances,
  January 1, 1999    $2,160  $1,480   $5,704    $   6      $(447)     $ 8,903
Comprehensive Income:
  Net Income                           1,022                            1,022
  Change in Unrealized
    Gain (Loss) on Securities
    Available for Sale                           (270)                   (270)
  Less:  Reclassification
    Adjustment                                     -                       -

  Total Comprehensive
    Income                                                                752

Cash Dividends                          (194)                            (194)
  Balances, (Unaudited)
  September 30, 1999     $2,160 $1,480 $6,532  $ (264)    $(447)      $ 9,461


Balances,
  January 1, 2000        $2,160 $1,480 $6,513  $ (293)    $(447)      $ 9,413

Comprehensive Income:
  Net Income                              869                             869
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              61                      61
Less:  Reclassification
    Adjustment                                      -                       -

  Total Comprehensive                                                    ____
    Income                                                                930

Cash Dividends                                (213)                      (213)
Balances, (Unaudited)
 September 30, 2000  $2,160 $1,480  $7,169  $ (232)       $(447)      $10,130





The accompanying notes are an integral part of these financial statements.

                                     4
                   Zachary Bancshares, Inc. and Subsidiary
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine months ended September 30, 2000 and 1999
                           ($ in Thousands)


                                                    (UNAUDITED)
                                                     September,
                                                    2000          1999
Cash Flows From Operating Activities:

  Net Income                                       $  869       $ 1,022
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
     Provision for Loan Losses                        205           135
     Provision for Depreciation and  Amortization     249           187
     Stock Dividends - Federal Home Loan  Bank        (22)          (14)
Net Amortization (Accretion)  of  Securities          (24)           27
     Charge Off of Other Real Estate                   -             93
     (Gain) on Sale of Other Real Estate             (125)          (37)
     (Gain) on Sale of Bank Assets                     (1)         (387)
     (Increase) in Accrued Interest Receivable        (75)          (77)
     (Increase) Decrease in Other  Assets             (75)          114
     Increase (Decrease) in Accrued Interest Payable   38           (49)
     Increase (Decrease) in Other  Liabilities        198            32

       Net Cash Provided by Operating Activities    1,237         1,046

Cash Flows From Investing Activities:

 Net (Increase) Decrease in Reserve Funds Sold        (75)        4,200
 Purchases of Securities Available for Sale          (969)       (8,786)
 Maturities or Calls of Securities Available for Sale 500         7,000
 Principal Payments on Mortgage-Backed Securities     823         2,495
 Net Increase in Loans                             (3,867)       (7,607)
 Purchases of Premises and   Equipment                (38)       (1,542)
 Proceeds from Sales of Other Real Estate             125           136
 Proceeds from Sale of Bank Assets                      1           574

    Net Cash Provided by  Investing Activities     (3,500)       (3,530)



                              (CONTINUED)
                                   5

                                                           (UNAUDITED)
                                                           September 30,
                                                         2000          1999
Cash Flows From Financing Activities:

  Decrease in Borrowed Funds                            (1000)          -
  Net Increase (Decrease)  in Demand Deposits,
  NOW Accounts and Savings Accounts                    (1,514)        2,921
  Net Increase (Decrease) in Certificates of Deposits   4,756          (828)
  Cash Dividends                                         (213)         (194)

    Net Cash Provided by Financing Activities           2,029         1,899

Increase (Decrease) in Cash and Cash Equivalents         (234)         (585)

Cash and Cash Equivalents -
  Beginning of Period                                   3,190          4,518

Cash and Cash Equivalents -
  End of Period                                      $  2,956       $  3,933

Supplemental Disclosures of Cash Flow
  Information:
    Noncash Investing Activities:

    Change in Unrealized Gain or (Loss)
      on Securities Available for Sale               $     91       $   (409)

    Change in Deferred Tax Effect on
      Unrealized Gain or (Loss) on Securities
      Available for Sale                             $     31       $    139

Cash Payments For:
  Interest Paid on Deposits                          $  1,753       $  1,731

  Income Tax                                         $    485       $    613






The accompanying notes are an integral part of these financial statements.

                                   6
             Zachary Bancshares, Inc. and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                   September 30, 2000 and 1999

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

Presentation

   The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 2000 are no indication of the expected results for the annual period which ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from Zachary B ancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 1999.

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

 Securities

   Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at September 30, 2000 or 1999.

   Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increase or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                                8
Loans

   Loans are stated at principal amounts outstanding less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

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


                                9
Bank Premises and Equipment

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

Other Real Estate

   Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value, minus estimated costs to sell. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses.
Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

Income Taxes

   The provision for income taxes is based on income as reported in the financial statements. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

   Deferred  taxes  are  provided utilizing  a  liability  method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactments.

   The corporation and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Company in accordance with state statutes.

                               10
Earnings per Common Share

   Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2000, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended September 30, 2000 and 1999, respectively.

Statement of Cash Flows

   For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits in other banks.

Comprehensive Income

   Components of comprehensive income are revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders' Equity for all periods presented.

















                               11

             Zachary Bancshares, Inc. and Subsidiary

                     MANAGEMENT'S DISCUSSION

                       September 30, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS ($ in Thousands)

The  following  is management's discussion and  analysis  of  the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 2000 and 1999. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

Loans

Total loans were $65,090 at September 30, 2000 compared to $59,936 at September 30, 1999. This represents an increase of $5,154 or
9%.   Loan  growth  was  funded from reallocation  of  investment securities as they matured and from deposit growth.

Investment Securities

Investment  securities decreased 8% to $15,216 at  September  30,
2000 compared to $16,442 at September 30, 1999. This decrease was due to the reallocation of these funds to the loan portfolio as the securities matured.

Bank Premises and Equipment

Total bank premises and equipment were $3,946 at September 30, 2000 compared to $4,236 at September 30, 1999. The Company completed a contract totaling $2,921 for the construction of a new main office facility located in Zachary, La. during the second quarter of 1999 and began depreciating the facility in the third quarter of 1999.




                               12
Deposits

Total deposits increased $265 to $76,808 at September 30, 2000 compared to $76,543 at September 30, 1999 as the bank bid less aggressively on public funds and was able to attract new checking, savings and certificate accounts from individuals and commercial customers.

RESULTS OF OPERATION

For the Nine Month Period Ended September 30, 2000 over 1999

Net Income

Net Income was $869 for the nine month period ended September 30, 2000 compared to $1,022 in the same period in 1999. 1999's results included the $387 gain on sale of the Company's former main office facilities and the tax effect of that transaction. Without that transaction net income would have been $767. Net interest income increased $230 or 8% for the 2000 nine month period offset by a $110 increase in other overhead expenses.

Interest Income

Interest Income for the nine month period ended September 30, 2000 increased 8% to $5,134 compared to $4,743 for the same period in
1999.   The  interest income increase resulted from the Company's
continued asset mix reallocation from lower yielding securities into higher yielding loans. The Bank's loan portfolio increased 9% to $65,090 while its investment portfolio decreased 8% to $15,216 in the time period under consideration.

Interest Expense

Interest Expense for the nine months ended September 30, 2000 was $1,844 or an increase of 10% over the same period in 1999 at $1,683. Interest bearing deposits increased 1% to $58,690 from $58,102 at September 30, 1999. Weight average interest costs increased to 3.20% from 2.98% at September 30, 1999 as interest rate hikes in the general U.S. economy led to slightly higher rates in certificates of deposit locally and the Company used a Federal Home Loan Bank advance of $1,000 for additional liquidity.

Provision for Loan Losses

The Company included $205 for provision for loan losses during the nine month period ended September 30, 2000 compared to $135 at September 30, 1999 due to continued increases in the loan

                               13
portfolio and the start of credit tightening in the general economy. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to monitor the situation.

Total Other Income

Total other income for the nine month period ended September 30, 2000 decreased $283 compared to September 30, 1999. The 1999 results included the non-recurring $387 gain on sale of the Company's former main office facility while service charges on deposit accounts increased $72 and other operating income increased $32.

Total Other Expense

Total other expenses increased 5% or $110 to $2,370 at September 30, 2000 from $2,260 at September 30, 1999. Employee salaries and benefits increased $164 for the nine month period under consideration. Salary increases, new hires, and increased hospitalization insurance and retirement expenses all contributed to this increase. Occupancy expense increased $70 for the 2000 nine month time period as compared to 1999 as the Company has occupied its new facility for the whole period in 2000 compared to only three months in the 1999 nine month period.

Income Tax

The  Company is fully taxable at the maximum rate (34%)  in  both
2000 and 1999 and expects to remain taxable at the current rate throughout 2000.

Earnings Per Share

The Company's 2000 earnings per share at September 30, 2000 was $4.49 a 15% decrease or $.79 per share compared to the previous year due to the 1999 period including the $387 gain on sale. Without the gain on sale in 1999 earnings per share would have been $3.96.

Dividends

The  Company's cash dividend increased $.10 at June 30,  2000  to
$1.10 per share or 10% over the previous year.

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

                                        ZACHARY BANCSHARES, INC.



     Date:                                 ____________________
                                           Harry S. Morris, Jr.
                                           President



                                           __________________
                                           Larry Bellard
                                           Treasurer







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

       The financial statements, as of December 31, 1999, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of September 30, 2000, have been reviewed by Hannis
 T. Bourgeois, LLP.

                                    __________________
 Larry Bellard, Treasurer

                                  17
                    INDEPENDENT ACCOUNTANT'S REPORT


November 6, 2000

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 2000 and the related Consolidated Statements of Income for three and nine month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity and Cash Flows for the nine month periods then ended.

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

                                  18