Form 10KSB
period 2000-12-31
ZACHARY BANCSHARES INC
filed 2001-03-27
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the
Fiscal Year Ended December 31, 2000
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

The registrant's revenues for the fiscal year ended December 31, 2000 were $7.7 million.

State the aggregate market value of the voting stock held by non-affiliates* of the registrant: $3,657,740 (182,887 Shares @ $20 per share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock $10 Par Value, 193,667 shares outstanding as of March 1, 2000 Documents Incorporated by Reference
          Document                               Part of Form 10-KSB
Annual Report for Fiscal Year	     Part I and Part II
  Ended December 31, 2000
Definitive Proxy Statement for 2001	     Part I and Part III
  Annual Meeting of Stockholders

*For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.







10-KSB Index

Part I

Item 1    Description of Business                                        3
          Supplemental Financial Information:
            Average Balance Sheets and Interest Yield Analysis           7
            Interest Differential                                        7
            Securities Portfolio                                         7
            Loan Portfolio                                               7
            Non-Performing Loans                                         8
            Summary of Loan Loss Experience                              9
            Deposits                                                    11
            Return on Equity and Assets                                 11

Item 2    Description of Properties                                     12

Item 3    Legal Proceedings                                             12

Item 4    Submission of Matters to a Vote of Security Holders           12


Part II

Item 5    Market for the Registrant's Common Stock
            and Related Stockholder Matters                             13

Item 6    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                        13

Item 7    Financial Statements and Supplementary Data                   13

Item 8    Disagreements on Accounting and Financial Disclosures         13


Part III

Item 9    Directors and Executive Officers of the Registrant            14

Item 10   Executive Compensation                                        14

Item 11   Security Ownership of Certain Beneficial Owners
            and Management                                              14

Item 12   Certain Relationships and Related Transactions                14


Part IV

Item 13   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                 14

          Management's Responsibility for Financial Reporting           15

          Signatures                                                    16



Part I


Item 1.  Description of Business

The Registrant

Zachary Bancshares, Inc., (the "Corporation") was incorporated in Louisiana on October 10, 1983. At the annual shareholders meeting on April 11, 1984, the shareholders of the Bank of Zachary (the "Bank") approved a merger agreement pursuant to which Consolidated Bank of Louisiana, a wholly owned subsidiary of Zachary Bancshares, Inc., was merged into the Bank. On May 17, 1984, the Bank was merged into Consolidated Bank of Louisiana and the surviving Bank, Bank of Zachary, became a wholly owned subsidiary of Zachary Bancshares, Inc., through a one-for-one exchange for all of the outstanding common stock of the Bank. The reorganization was accounted for as pooling-of-interests. Zachary Bancshares, Inc. is now engaged, through its subsidiary, in the banking business. The Bank is the Corporation's principal asset and primary source of revenue.

The Bank

The Bank of Zachary was incorporated under the laws of the State of Louisiana on March 15, 1904, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on July 2, 1904. The Bank's securities consist of one class of common stock, of which there were 72,000 shares held 100%, by its parent, Zachary Bancshares, Inc. since May 17, 1984.

The Bank presently has a main office at 4743 Main Street, Zachary, East Baton Rouge Parish, Louisiana and two branch offices. One branch is located at 2110 Church Street, Zachary, East Baton Rouge Parish, Louisiana and the second branch is located at 13444 Hooper Road, Baton Rouge, East Baton Rouge Parish, Louisiana.

Bank of Zachary is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers, among services, travelers' cheques, safe deposit boxes, note collection, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.

The three main areas in which the Bank has directed its lendable assets are
(1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial and industrial loans. As of December 31, 2000, these three categories accounted for approximately 63%, 7%, and 30%, respectively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

The majority of the Bank's deposits are attracted from individuals and small business-related sources. The average deposit balance is relatively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $3.7 million and demand deposits of $4.9 million as of December 31, 2000. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to believe that these deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 2000, the Bank had a total of 5,018 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $29.9 million; 144 accounts representing money market accounts with a total balance of $2.2 million; 2,589 savings accounts with a total balance of $8.3 million; and 1,306 other time deposit accounts with a total balance of $38.9 million. There are no securities held by the Bank that are subject to repurchase agreements.

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

Competition

The financial industry in which the Bank operates is very competitive. The Bank competes with national and state banks, credit unions, savings and loan associations, brokerage firms, investment companies and others for deposits and loans. The Bank's general market area, which is East Baton Rouge Parish and the Feliciana Parishes, has a population approximating 400,000 people. The primary market of the Bank is the City of Zachary with a population of approximately 12,000 people. This is the location of the main office and one of its two branches. The secondary marketing area is the northern portion of East Baton Rouge Parish, where the Central branch is located.

East Baton Rouge Parish, in which the City of Zachary is located, contains in excess of 142 banking offices. In the primary market area, there are four major regional banks aggressively pursuing loans, deposits and other accounts.

Interest rates on loans made and deposits received were mostly deregulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by such factors as loan terms, interest charges, restrictions on borrowers and compensating balances, and the services offered by the Bank. Competition for deposits is governed primarily by the services offered, including convenience of location.



Employees

The Bank has approximately 39 full time employees, and 9 part-time employees. Management considers its relationship with the employees to be good.

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

In addition to the limitations of Louisiana law with respect to the ownership of banks, as described below, the ownership or control of voting shares of a second bank by a bank holding company such as Zachary B-ancshares, Inc. is restricted by the Act unless the prior approval of the Board is obtained. The Act prohibits the Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the Bank whose shares are to be acquired is located.

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



Supplemental Financial Information

The following data contains information concerning the business and operations of Zachary Bancshares, Inc. and its subsidiary, Bank of Zachary. This information should be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheets and Interest Yield Analysis

        The following information called for by Item 1 is included in the 2000 Annual Report and is incorporated herein by reference.

           Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 2000 and 1999.

Interest Differential

        The following information called for by Item 1 is included in the 2000 Annual Report and is incorporated herein by reference.

           Interest Differential for the year ended December 31, 2000.

Securities Portfolio

        The following information called for by Item 1 is included in the 2000 Annual Report in the section titled "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note C-Securities and is incorporated herein by reference.

           Amortized cost and fair values of securities available for sale at December 31, 2000 and 1999.



Loan Portfolio

An analysis of the loan portfolio at December 31, 2000 and 1999, is as follows:
($ in Thousands)
                                                2000           1999

      Real Estate Construction Loans          $ 4,791        $ 9,462
      Real Estate Mortgage Loans               34,882         30,093
      Loans to Farmers                             26             35
      Commercial and Industrial Loans          18,254         17,716
      Loans to Individuals                      4,341          3,741
      All Other Loans                             256            205
          Total Gross Loans                    62,550         61,252
      Allowance for Loan Losses                (1,170)          (965)
                                              $61,380        $60,287











The following is the detail of maturities and sensitivity of loans to change in interest rates at December 31, 2000 and 1999:
($ in Thousands)

INTEREST RATE              MATURITY                  2000        1999

VARIABLE LOANS:
Commercial Loans                                   $ 2,406     $ 1,894
Mortgage Loans                                          96         118
Installment Loans                                      -             -
Total Variable Loans       1 Year or Less            2,502       2,012

FIXED RATE LOANS:
Commercial Loans                                     5,412       5,038
Mortgage Loans                                      14,034      18,083
Installment Loans                                    1,819       1,746
Total Fixed Rate Loans     1 Year or Less           21,265      24,867

FIXED RATE LOANS:
Commercial Loans                                    10,378      10,698
Mortgage Loans                                      25,382      20,849
Installment Loan                                     2,504       2,187
Total Fixed Rate Loans     Over 1 Yr Thru 5 Yrs     38,264      33,734

FIXED RATE LOANS:
Commercial Loans                                        86         120
Mortgage Loans                                         415         506
Installment Loans                                       18          13
Total Fixed Rate Loans     Over 5 Years                519         639

Total Loans                                        $62,550     $61,252


NON-PERFORMING LOANS

The following table presents information on the amount of non-performing loans at December 31, 2000 and 1999:
($ in Thousands)                                      2000        1999

Loans accounted for on a non-accrual basis            $657        $223

Loans contractually past due ninety days
  or more as to principal or interest
  payments                                              17         138

Loans whose terms have been renegotiated
  to provide a reduction or deferral of
  interest or principal due to a deteri-
  oration in the financial position of
  the borrower                                          -           -

Loans now current where there are serious
  doubts as to the ability of the borrower
  to comply with present loan repayment
  terms                                                 -            -
                                                      $674        $361


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the allowance for loan losses:
($ in Thousands)
                                                   Year Ended December 31
                                                     2000         1999
Amount of Loans Outstanding at End of
  Period                                           $62,550       $61,252
Daily Average Amount of Loans                      $63,047       $56,989

Balance of Allowance for Loan Losses
  at Beginning of Period                            $  965          $859

Loans Charged Off:
  Real Estate                                         ( 13)           -
  Commercial, Industrial and Agricultural            	   -             -
  Individuals and Other Loans                          (89)         (109)
                                                      (102)         (109)
Recoveries of Loans previously charged off:
Real Estate                                           -             -
Commercial, Industrial and Agricultural               -             -
  Individuals and Others                                26            35
    Total Recoveries                                    26            35
    Net Loans Charged Off                              (76)          (74)
Additions to Allowance Charged to Expense              281           180
Balance at End of Period                            $1,170          $965
Ratio of Net Charge-Offs to Total Loans
  Outstanding                                          .12%          .12%

Ratio of Net Charge-Offs to Average Loans
  Outstanding                                          .12%          .13%

The allowance for loan losses is an amount, which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

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







The allowance for loan losses has been allocated as presented below:
($ in Thousands)

                                   2000              1999
                               Reserve for       Reserve for
                               Loan Losses       Loan Losses

Real Estate Loans                 $  333            $173

Commercial, Industrial
  and Agricultural Loans             184             189

Loans to Individuals
  and Other Loans                     12              17

Unallocated                          641             586

                                  $1,170            $965


Management reviews the allowance for loan loss on a monthly basis. As discussed above, we consider historical loss experience as well as economic factors that affect our local economy. Specific risk factors that are inherent with certain types of lending are also considered.

Management's internal Watch List identifies loans requiring special supervision because of unexpected changes in various risk conditions. The Watch List may include both accruing and nonaccrual loans. The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends. Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real Estate loans represent 63.4% of the loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 29.2% of the portfolio.

After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that current allowance levels are adequate.




Deposits

The average daily balances and average rates paid on deposits for the reported periods are listed below:
($ in Thousands)                 2000                    1999
                         AVERAGE    AVERAGE      AVERAGE    AVERAGE
                         BALANCE   RATE PAID     BALANCE    RATE PAID
Noninterest Bearing
  Demand Deposits        $19,007       - %       $18,907        - %

Savings and Now
  Accounts                21,317     2.92%        21,406      2.70%

Insured Money Market
  Accounts                 2,672     1.95%         3,617      1.99%

Certificates of
  Deposit                 33,576     5.43%        32,173      5.00%

Total Deposits           $76,572     3.26%       $76,103      2.97%


Maturities of time deposits of $100,000 or more at December 31, 2000, are summarized below:
($ in Thousands)

            3 Months or Less                             $ 5,613
            Over 3 through 12 Months                       9,563
            Over 12 Months                                 2,478
                                                         $17,654



RETURN ON EQUITY AND ASSETS

The table below summarizes significant financial ratios for the years ended December 31, 2000 and 1999:
                                           2000            1999

Average Total Assets                     $87,388         $85,840

Average Stockholders' Equity             $ 9,387         $ 8,814

Net Income                               $ 1,142         $ 1,216


Earnings per Share-Common                  $5.90           $6.28

Cash Dividends Paid per Share-Common       $2.25           $2.10

Return on Average Total Assets              1.31%           1.42%

Return on Average Stockholders' Equity     12.17%          13.79%

Dividend Payout Percentage                 38.14%          33.44%

Average Equity to Average Assets           10.74%          10.27%



Item 2.  Description of Properties

The Bank owns five pieces of property described below: (a) The Bank's main office facility is located at 4743 Main Street, Zachary, Louisiana. The
2.7155 acres of land for this facility are carried at a cost of $310 thousand and the cost of construction for this 16,333 square feet building was $2.7 million. The building includes the executive offices, operations offices, computer operations and paying and receiving functions. An 1,800 square foot storage building is also on the site. (b) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and construction and improvements have totaled $170,310. This branch is known as the Central Branch. (c) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (d) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site at the cost of $10,000. The construction cost with improvements totaled $75,831. This is known as the Plaza Branch. (e) Another parcel adjacent to this location was purchased later in 1977 at a cost of $6,500 for parking.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.


Item 4.  Submission of Matters to a Vote of Security
         Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.











Part II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

The Corporation's stock is not listed on any security exchange. Due to the lack of an active trading market, Zachary Bancshares, Inc. does not have the available information to furnish the high and low sales prices or the range of bid and ask quotations for its stock.

The Corporation has 593 stockholders of record as of March 1, 2001.

Cash dividends of $2.25 and $2.10 per share were paid for the years 2000 and 1999. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information called for by Item 6 is included in the Corporation's 2000 Annual Report in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7.  Financial Statements and Supplementary Data

The following financial statements of the Corporation in the Corporation's 2000 Annual Report are hereby specifically incorporated by reference:

         Audited Financial Statements:

         Independent Auditor's Report

         Consolidated Balance Sheets
              December 31, 2000 and 1999

         Consolidated Statements of Income
              for the years ended December 31, 2000 and 1999

         Consolidated Statements of Changes in
              Stockholders' Equity for the years ended
              December 31, 2000 and 1999

         Consolidated Statements of Cash Flows
              for the years ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements
              December 31, 2000 and 1999

         Condensed Consolidated Statements of Income for the Quarter periods in the years ended
              December 31, 2000 and 1999




Item 8. Disagreements with Accountants on Accounting and Financial Disclosures

No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.


PART III

Items 9, 10, 11 and 12.

The information required by items 9, 10, 11 and 12 is included in the Corporation's Proxy Statement, for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.





PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Financial Statements

(a)       1.  The financial statements of Zachary Bancshares, Inc. in the
              Corporation's 2000 Annual Report are incorporated by reference in Item 7.

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

          13. 2000 Annual Report of Zachary Bancshares, Inc.

          22. Subsidiary of the Registrant: Bank of Zachary, incorporated under the laws of the State of Louisiana

          23. Definitive Proxy Statement for the 2001 Annual Meeting of the Stockholders' of Zachary Bancshares, Inc.




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

Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, Zachary Bancshares, Inc. has a professional staff that monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountants.

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

The financial statements as of December 31, 2000, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.







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


Dated:  March 27, 2001







Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on:

March 27, 2000
Date



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