Form 10QSB
period 2001-03-31
ZACHARY BANCSHARES INC
filed 2001-05-11
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                   FORM 10 - QSB

                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2001          Commission File Number 2-89559
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

Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 2001.



















                                 I N D E X



Financial Statements:


  Consolidated Balance Sheets - March 31, 2001,
    December 31, 2000 and March 31, 2000                                    2

  Consolidated Statements of Income - for the three
    months ended March 31, 2001 and 2000                                    3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the three months ended March 31,
    2001 and 2000                                                           4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 2001 and 2000                    5-6

  Notes to Consolidated Financial Statements                             7-11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12-14

  Part II - Other Information                                              15

  Signatures                                                               16

  Management's Responsibility for Financial Reporting                      17

  Independent Accountant's Report                                          18







                                       1
                        Zachary Bancshares, Inc. and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
                  March 31, 2001, December 31, 2000 and March 31, 2000
                                      ($ in Thousands)
                                           ASSETS

                                       (UNAUDITED)              (UNAUDITED)
                                        March 31,  December 31,  March 31,
                                          2001        2000         2000

Cash and Due from Banks                $ 3,466     $ 2,785      $ 3,129
Interest Bearing Deposits in
  Other Institutions                     4,030          24           38
Reserve Funds Sold                       8,025       6,950        3,375
Securities Available for Sale
  (Amortized Cost $13,057,
  $14,346 and $15,098)                  13,240      14,333       14,596

Total Loans                             60,434      62,550       62,891
  Less:  Allowance for Loan Losses      (1,195)     (1,170)      (1,027)
    Net Loans                           59,239      61,380       61,864
Bank Premises and Equipment              3,825       3,888        4,081
Accrued Interest Receivable                527         548          578
Other Assets                               208         214          367
      Total Assets                     $92,560     $90,122      $88,028

                LIABILITIES
Deposits:
  Noninterest Bearing                  $19,672     $17,420      $19,622
  Interest Bearing                      61,585      61,847       56,746
                                        81,257      79,267       76,368
Borrowed Funds                            -           -           1,500
Accrued Interest Payable                   269         258          193
Other Liabilities                          252         194          303
      Total Liabilities                 81,778      79,719       78,364

STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively                   2,160       2,160        2,160
Surplus                                  1,480       1,480        1,480
Retained Earnings                        7,468       7,219        6,802
Accumulated Other Comprehensive
   Income (Loss)                           121          (9)        (331)
Treasury Stock (22,333 Shares at Cost)    (447)       (447)        (447)
   Total Stockholders' Equity           10,782      10,403        9,664
   Total Liabilities and
     Stockholders' Equity              $92,560     $90,122      $88,028


The accompanying notes are an integral part of these financial statements.

                                       2
                        Zachary Bancshares, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF INCOME
                 for the three  months ended March 31, 2001 and 2000
                        ($ in Thousands) except per share data

                                           (UNAUDITED)
                                            MARCH  31,
                                         2001         2000
Interest Income:
  Interest and Fees on Loans           $1,395       $1,404
  Interest on Securities                  232          249
  Other Interest Income                   110           48
      Total Interest Income             1,737        1,701

Interest Expense:
  Interest Expense on Deposits            709          560
  Interest Expense on Borrowings           -            24
       Total Interest Expense             709          584

Net Interest Income                     1,028        1,117

Provision for Loan Losses                  59           59
      Net Interest Income  After
           Provision for  Loan Losses     969        1,058

Other Income:
  Service Charges on Deposit Accounts     160          143
  Other Operating Income                   53           46
       Total Other Income                 213          189

       Income before Other  Expenses    1,182        1,247

Other Expenses:
  Salaries and Employee Benefits          442          452
  Occupancy Expense                        56           49
  Equipment Expense                        96           99
  Net Other Real Estate Expense            -           (22)
  Other Operating Expenses                213          232
      Total Other Expenses                807          810

      Income before Income Taxes          375          437
Applicable Income Taxes                   126          148
      Net Income                       $  249       $  289

Per Share:
  Net Income                           $ 1.29       $ 1.49


The accompanying notes are an integral part of these financial statements.




                                       3
                    Zachary Bancshares, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               for the three months ended March 31, 2001 and 2000
                               ($ in Thousands)


                                                ACCUMULATED
                                                  OTHER
                     COMMON         RETAINED  COMPREHENSIVE TREASURY   TOTAL
                     STOCK  SURPLUS EARNINGS  INCOME(LOSS)   STOCK     EQUITY

Balances,
  January 1, 2000    $2,160  $1,480    $6,513    $ (293)     $(447)  $ 9,413
 Comprehensive Income:
  Net Income                              289                            289
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                               (38)                 (38)

Less:  Reclassification Adjustment
    Total Comprehensive Income                                           251
Cash Dividends                            -                               -
Balances,(Unaudited)
  March 31, 2000     $2,160  $1,480    $6,802    $ (331)     $(447)  $ 9,664


Balances,
  January 1, 2001    $2,160  $1,480    $7,219    $   (9)     $(447)  $10,403

Comprehensive Income:
  Net Income                              249                            249
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                               130                  130
Less:  Reclassification Adjustment                   -                     -
  Total Comprehensive Income                                             379
Cash Dividends                             -                              -
Balances, (Unaudited)
 March 31, 2001      $2,160  $1,480    $7,468    $  121      $(447)  $10,782







The accompanying notes are an integral part of these financial statements.






                                       4
                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the three months ended March 31, 2001 and 2000
                                  ($ in Thousands)



                                                            (UNAUDITED)
                                                             March 31,
                                                        2001          2000
Cash Flows From Operating Activities:

  Net Income                                        $    249      $    289

  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:

      Deferred Tax Benefit                                (2)            -
      Provision for Loan Losses                           59            59
      Provision for Depreciation and  Amortization        79            83
      Stock Dividends - Federal Home Loan  Bank           (5)           (5)
      Net Amortization (Accretion)  of  Securities         1             1
      (Gain) on Sale of Other Real Estate                  -           (24)
      (Increase) Decrease in Accrued Interest Receivable  21           (77)
      (Increase) in Other Assets                         (58)          (44)
      Increase (Decrease) in Accrued Interest Payable     11            (1)
      Increase (Decrease) in Other Liabilities            58           181
        Net Cash Provided by Operating Activities        413           462

Cash Flows From Investing Activities:

  Net (Increase) in Reserve Funds Sold                (1,075)       (1,950)
  Purchases of Securities Available for Sale            (997)           -
  Maturities or Calls of Securities Available for Sale 2,000           500
  Principal Payments on Mortgage-Backed Securities       290           283
  Net (Increase) Decrease in Loans                     2,082        (1,636)
  Purchases of Premises and Equipment                    (16)           (7)
  Proceeds from Sales of Other Real Estate                -             24
       Net Cash Provided by (Used in)
         Investing Activities                          2,284        (2,786)












                                   (CONTINUED)
                                       5
                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                 For the three months ended March 31, 2001 and 2000
                               ($ in Thousands)

                                                           (UNAUDITED)
                                                            March 31,
                                                        2001          2000
Cash Flows From Financing Activities:
  Decrease in Borrowed Funds                             -            (500)
  Net Increase (Decrease) in Demand Deposits,
     NOW Accounts and Savings Accounts                 1,583         2,421
  Net Increase (Decrease) in Certificates of Deposits    407           380
       Net Cash Provided by Financing Activities       1,990         2,301

Increase (Decrease) in Cash and Cash Equivalents       4,687           (23)

Cash and Cash Equivalents -
Beginning of Period                                    2,809         3,190

Cash and Cash Equivalents -
End of Period                                         $7,496        $3,167

Supplemental Disclosures of Cash Flow Information:
    Noncash Investing Activities:

  Change in Unrealized Gain or (Loss)
    on Securities Available for Sale                 $   196       $   (59)

  Change in Deferred Tax Effect on
    Unrealized Gain or (Loss) on Securities
      Available for Sale                             $    67       $   (20)

Cash Payments For:
  Interest Paid on Deposits                          $   698       $   560

  Income Tax                                         $   158       $   184











The accompanying notes are an integral part of these financial statements.



                                       6
                     Zachary Bancshares, Inc. and Subsidiary
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 30, 2001 and 2000

 Summary of Significant Accounting Policies

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

Presentation

   The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended March 31, 2001 are no indication of the expected results for the annual period which ends December 31, 2001. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc.'s annual report and Form 10-KSB filed for the period ended December 31, 2000.

Principles of Consolidation

   The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the Company), and its wholly-owned subsidiary, Bank of Zachary(the Bank). All material intercompany accounts and transactions have
been eliminated.   Certain reclassifications to previously published
financial statements have been made to comply with current reporting requirements.

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

                                       7
   The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

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

Securities

   Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at March 31, 2001 or 2000.

   Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increase or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings.

Loans

   Loans are stated at principal amounts outstanding less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

   Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on non-accrual loans are accounted for on the cost recovery method, until principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Bank


                                       8
classifies loans as impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

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

   The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collection of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Bank Premises and Equipment

   Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting.

   The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations

   Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.



                                       9
Other Real Estate

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

   The Company and its subsidiary file a consolidated federal income tax return. In addition, The Company in accordance with state statutes files a Louisiana state income tax return.

Earnings per Common Share

   Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31,2001, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 193,667 for the periods ended March 31, 2001 and 2000,respectively.







                                      10
Statement of Cash Flows

   For the purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits in other banks

Comprehensive Income

   Components of comprehensive income are revenues, expenses, gains and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders' Equity for all periods presented.

Recent Accounting Pronouncements

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS 125, by revising and clarifying the standards for accounting for transfers of financial assest and collateral, and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial position or results of operations































                                      11
                      Zachary Bancshares, Inc. and Subsidiary
                              MANAGEMENT'S DISCUSSION
                                  March 31, 2001

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS ($ in Thousands)

   The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the three months ended March 31, 2001 and 2000. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

Loans

   Total loans were $60,434 at March 31, 2001 compared to $62,891 at March 31, 2000. This represents a decrease of $2,457 or 4%. Interim loan repayments accounted for the decrease in total loans along with a slowdown in the general economy.

 Investment Securities

   Investment securities decreased 9% to $13,240 at March 31, 2001 compared to $14,596 at March 31, 2000. Several securities were called prior to maturity and the funds were reinvested in overnite reserve funds sold instead of longer term investments.

Reserve Funds Sold/Interest Bearing Deposits at other banks

   Reserve funds sold increased to $8,025 at March 31, 2001 from $3,375 at March 31, 2000. Interest bearing deposits at other banks grew to $4,030 at March 31, 2001 from $38 at March 31, 2000. Both of these accounts grew as the funds generated from deposit growth and loan repayments were not reinvested in long term investment securities in order to build up short term liquidity in the event of deposit withdrawals by large depositors whose certificates were repricing in late March and early April.

Deposits

    Total deposits increased $4,889 to $81,257 at March 31, 2001 compared to $76,368 at March 31, 2000 as the bank was able to attract new checking, savings and certificate accounts from individuals and commercial customers. The general decline in the market value of equity stock portfolios in the first quarter 2001 led some customers to deposit funds in FDIC insured accounts instead of keeping those funds in the stock market.




                                      12
RESULTS OF OPERATION
For the three Month Period Ended March 31, 2001 over 2000

Net Income

    Net Income was $249 for the three month period ended March 31, 2001 compared to $289 in the same period in 2000. This change was primarily due to an increase in interest expense to $709 at March 31, 2001 from $584 at March 31, 2000. This expense increase was offset by smaller increases in interest income and other income.

Interest Income

    Interest Income for the three month period ended March 31, 2001 increased 8% to $1,737 compared to $1,701 for the same period in 2000. The interest income increase resulted primarily from the Company's increase in balances of reserve funds sold and interest bearing deposits at other banks.

Interest Expense

    Total interest expense for the three months ended March 31, 2001 was $709, compared to $584 for the three month period ended March 31, 2000. This was an increase of $125 or 21% between the two periods. Interest bearing deposits increased 9% to $61,585 at March 31, 2001 from $56,746 at March 31, 2000. Weighted average interest costs increased to 3.61% at March 31, 2001 from 3.02% at March 31, 2000 as interest rate hikes in the general U.S. economy led to higher rates in certificates of deposit locally.

Provision for Loan Losses

   The Company included $59 for provision for loan losses during the three month period ended March 31, 2001 the same as at March 31, 2000. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to monitor the situation.

Total Other Income

   Total other income for the three month period ended March 31, 2001 increased $24 compared to March 31, 2000. The 2001 results included an increase in service charges on deposit accounts of $17 and other operating income increased $7.

Total Other Expense

   Total other expenses decreased $3 to $807 at March 31, 2001 from $810 at March 31, 2000. Employee salaries and benefits decreased $10 for the three month period under consideration as the Bank renegotiated the employee hospitalization insurance policy resulting in savings in that area.
Occupancy expense increased $7 for the 2001 three month time period as compared to 2000.


                                      13
Income Tax

   The Company is fully taxable at the maximum rate (34%) in both 2001 and 2000 and expects to remain taxable at the current rate throughout 2001.

Earnings Per Share

   The Company's 2001 earnings per share at March 31, 2001 were $1.29 a 13% decrease compared to $1.49 per share the previous year, primarily due to higher interest expense on deposits incurred thus far in the present year.

Dividends

   The Company does not normally pay a cash dividend during the first quarter of the year but plans to continue its practice of paying dividends to shareholders at the end of the 2nd and 4th quarters.





































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

                                    ZACHARY BANCSHARES, INC.



     Date:  May 11, 2001                  ____________________
                                          Harry S. Morris, Jr.
                                          President



                                          _________________
                                          J. Larry Bellard
                                          Treasurer





















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

The financial statements, as of December 31, 2000, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of March 31, 2001, have been reviewed by Hannis T. Bourgeois, LLP.



                                     _________________
                                     J. Larry Bellard
                                     Treasurer











                                      17
                        INDEPENDENT ACCOUNTANT'S REPORT


May 9, 2001

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of March 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholders'Equity and Cash Flows for the three month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 10, 2001 on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 2000.

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

Respectfully submitted,


/s/HANNIS T. BOURGEOIS, LLP
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana








                                      18