Form 10QSB
period 2001-09-30
ZACHARY BANCSHARES INC
filed 2001-11-13
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549



FORM 10 QSB



Quarterly Report Under Section 13 OR 15 (d)
Of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2001 Commission File Number 13397

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $10 par value, 193,667 shares outstanding as of September 30, 2001.














I N D E X



Financial Statements:


  Consolidated Balance Sheets -
    September 30, 2001, December 31, 2000 and September 30, 2000            2

  Consolidated Statements of Income -
    for the three and nine months ended September 30, 2001 and 2000         3

  Consolidated Statements of Changes in Stockholders' Equity -
    for the nine months ended September 30, 2001 and 2000                   4

  Consolidated Statements of Cash Flows -
    for the nine months ended September 30, 2001 and 2000                  5-6

  Notes to Consolidated Financial Statements                               7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   11-12

Part II - Other Information                                                13

Signatures                                                                 14

Management's Responsibility for Financial Reporting                        15

Independent Accountant's Report                                            16






















                                       1
Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
September 30, 2001, December 31, 2000 and September 30, 2000
($ in Thousands)

ASSETS

                                     (UNAUDITED)               (UNAUDITED)
                                       Sept 30,   December 31,  Sept 30,
                                         2001        2000         2000

Cash and Due from Banks                $ 2,938     $ 2,785      $ 2,946
Interest Bearing Deposits in
  Other Institutions                        33          24           10
Reserve Funds Sold                       6,700       6,950        1,500
Securities Available for Sale
  (Amortized Cost $21,766, $14,346
     and $15,568)                       22,342      14,333       15,216

Loans                                   60,809      62,550       65,090
  Less:  Allowance for Loan Losses      (1,297)     (1,170)      (1,141)
                                        59,512      61,380       63,949

Bank Premises and Equipment              3,594       3,888        3,946
Other Real Estate                            8          -            -
Accrued Interest Receivable                720         548          577
Other Assets                               146         214          346
    Total Assets                       $95,993     $90,122      $88,490

LIABILITIES

Deposits:
  Noninterest Bearing                  $19,247     $17,420      $18,118
  Interest Bearing                      64,535      61,847       58,690
    Total Deposits                      83,782      79,267       76,808

Borrowed Funds                             -           -          1,000
Accrued Interest Payable                   230         258          232
Other Liabilities                          513         194          320
    Total Liabilities                  $84,525      79,719       78,360

STOCKHOLDERS' EQUITY
Common Stock- -$10 Par Value;
 Authorized 2,000,000 Shares;
 Issued 216,000 Shares, Respectively     2,160       2,160        2,160
Surplus                                  1,480       1,480        1,480
Retained Earnings                        7,895       7,219        7,169
Accumulated Other Comprehensive Income     380          (9)        (232)
Treasury Stock (22,333 Shares at Cost)    (447)       (447)        (447)
    Total Stockholders' Equity         $11,468     $10,403      $10,130
    Total Liabilities and
      Stockholders' Equity             $95,993     $90,122      $88,490


The accompanying notes are an integral part of these financial statements.

                                       2
Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended
September 30, 2001 and 2000
($ in Thousands, except per share data)

                                           (UNAUDITED)          (UNAUDITED)
                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPT 30,              SEPT 30,
                                         2001       2000       2001      2000
Interest Income;
  Interest and Fees on Loans           $1,343      $1,454     $4,105    $4,271
  Interest on Securities                  334         257        822       765
  Other Interest Income                    43          19        264        98
     Total Interest Income              1,720       1,730      5,191     5,134

Interest Expense:
  Interest Expense on Deposits            667         638      2,080     1,785
  Interest Expense on Borrowings           -           17        -          59
     Total Interest Expense               667         655      2,080     1,844

     Net Interest Income                1,053       1,075      3,111     3,290

Provision for Loan Losses                  61          76        180       205
  Net Interest Income After Provision
    For Loan Losses                       992         999      2,931     3,085
Other Income:
  Service Charges on Deposit Accounts     166         151        495       448
  Gain on Sale of Securities               -           -           4        -
  Other Operating Income                  206          54        309       151
     Total Other Income                   372         205        808       599

     Income before Other Expenses       1,364       1,204      3,739     3,684

Other Expenses:
  Salaries and Employee Benefits          447         453      1,340     1,354
  Occupancy Expense                        70          59        196       166
  Equipment Expense                       170         102        366       296
  Net Other Real Estate Expense          (209)        (40)      (221)     (122)
  Other Operating Expenses                238         223        696       676
    Total Other Expenses                  716         797      2,377     2,370

    Income before Income Taxes            648         407      1,362     1,314
  Income Tax Expense                      220         137        464       445
    Net Income                           $428        $270       $898      $869

Per Share:
    Net Income                          $2.21       $1.39      $4.64     $4.49
    Cash Dividends                      $ -         $ -        $1.15     $1.10






The accompanying notes are an integral part of these financial statements.
                                       3
Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2001 and 2000
($ in Thousands)

                                                 ACCUMULATED
                                                  OTHER
                         COMMON         RETAINED COMPREHENSIVE TREASURY TOTAL
                         STOCK  SURPLUS EARNINGS INCOME(LOSS)   STOCK   EQUITY
Balances,
  January 1,2000        $2,160  $1,480   $6,513   $(293)     $(447)   $9,413
Comprehensive Income:
  Net Income                                869                          869
  Change in Unrealized Gain
    (Loss) on Securities
    Available for Sale                               61                   61
  Less:  Reclassification Adjustment                 -                    -
  Total Comprehensive Income                                             930
Cash Dividends                             (213)                        (213)
Balances, (Unaudited)
  September 30, 2000    $2,160  $1,480   $7,169   $(232)     $(447)  $10,130


Balances,
  January 1,2001        $2,160  $1,480   $7,219     $(9)     $(447)  $10,403
Comprehensive Income:
  Net Income                                898                          898
  Change in Unrealized Gain
    (Loss) on Securities
    Available for Sale                              393                  393
  Less:  Reclassification Adjustment                 (4)                  (4)
  Total Comprehensive Income                                           1,287
Cash Dividends                             (222)                        (222)
Balances, (Unaudited)
  September 30, 2001    $2,160  $1,480   $7,895    $380      $(447)  $11,468




















The accompanying notes are an integral part of these financial statements.
                                       4
Zachary Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2001 and 2000
($ in Thousands)

                                                                 (UNAUDITED)
                                                                   SEPT 30
                                                              2001       2000

Cash Flows from Operating Activities:

  Net Income                                                $  898     $  869
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
     Deferred Tax Benefit (Increase)                            (2)        -
     Provision for Loan Losses                                 180        205
     Provision for Depreciation and Amortization               311        249
     Stock Dividends - Federal Home Loan Bank                  (13)       (22)
     Net Amortization (Accretion) of Securities                  1        (24)
     (Gain) on Sale of Other Real Estate                      (221)      (125)
     (Gain) on Call of Securities                               (4)         -
     (Gain) on Sale of other Bank Assets                        -          (1)
     (Increase) in Accrued Interest Receivable                (172)       (75)
     (Increase) in Other Assets                                (25)       (75)
     Increase (Decrease) in Accrued Interest Payable           (28)        38
     Increase in Other Liabilities                             214        198

       Net Cash Provided by Operating Activities             1,139      1,237

Cash Flows From Investing Activities:

    Net (Increase) Decrease in Reserve Funds Sold               250       (75)
    Purchase of Securities Available for Sale               (14,148)     (969)
    Maturities or Calls of Securities Available for Sale      5,500       500
    Principal Payments on Mortgaged Back securities           1,244       823
    Net (Increase) Decrease in Loans                          1,680    (3,867)
    Purchases of Premises and Equipment                         (17)      (38)
    Proceeds from Sales of Other Real Estate                    221       125
    Proceeds from Sales of other Bank Assets                     -          1
       Net Cash Used in Investing Activities                 (5,270)   (3,500)















                                  (CONTINUED)
                                       5
                                                                 (UNAUDITED)
                                                                   SEPT 30
                                                              2001       2000
Cash Flows From Financing Activities:

Decrease in Borrowed Funds                                     -       (1,000)
Net Increase in Demand Deposits
  NOW Accounts and Savings Accounts                          1,953     (1,514)
  Net Increase in Certificate of Deposit                     2,562      4,756
  Cash Dividends                                              (222)      (213)

  Net Cash Provided by Financing Activities                  4,293      2,029

  Increase (Decrease) in Cash and Cash Equivalents             162       (234)

Cash and Cash Equivalents-
    Beginning of Period                                      2,809      3,190

Cash and Cash Equivalents-
    End of Period                                           $2,971     $2,956

Supplemental Disclosures of Cash Flow Information:

  Noncash Investing Activities:

    Change in Unrealized Gain or (Loss)
      On Securities Available for Sale                      $  589     $   91

    Change in Deferred Tax Effect on
      Unrealized Gain or (Loss) on Securities
         Available for Sale                                 $  200     $   31

    Other Real Estate Acquired in Settlement of Loans       $    8     $    -

Cash Payments For:
  Interest Paid on Deposits                                 $2,107     $1,753

Income Tax                                                  $  432     $  485
















The accompanying notes are an integral part of these financial statements.

                                       6
                        Zachary Bancshares, Inc. and Subsidiary
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                                   September 30, 2001 and 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

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

PRESENTATION
The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 2001 are no indication of the expected results for the annual period which ends December 31, 2001. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc's annual report and Form 10KSB filed for the period ended December 31, 2000.

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

SECURITIES
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in the market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at September 30, 2001 or 2000.

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

LOANS
Loans are stated at principal amounts outstanding, less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.

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





                                       8
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line methods for financial reporting purposes and accelerated methods for income tax reporting.

The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

OTHER REAL ESTATE
Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is the lower of cost or fair value, minus estimated costs to sell. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to Net Other Real Estate Expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

INCOME TAXES
The provision for income taxes is based on income as reported in the financial statements. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax


                                       9
purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences.

Deferred taxes are provided utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liability and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company and its subsidiary file a consolidated federal income tax return. In addition, the Company in accordance with state statutes files a Louisiana state income tax return.

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2001, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basis EPS was 193,667 for the periods ended September 30, 2001 and 2000, respectively.

STATEMENTS OF CASH FLOWS
For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits in other banks.

COMPREHENSIVE INCOME
Components of comprehensive income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statement of Changes in Stockholder's Equity for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS 125, by revising and clarifying the standards for accounting for transfers of financial assets and collateral, and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing of financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position or results of operations.







                                       10
                      Zachary Banchares, Inc and Subsidiary
                               MANAGEMENT'S DISCUSSION
                                  September 30, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ($ in Thousands)
The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 2001 and 2000. This information should be read in conjunction with the financial statements and the notes relating thereto. The Company is unaware of any trends, uncertain-ties or events which would or could have a material impact on future operating results, liquidity or capital.

FINANCIAL CONDITION ANALYSIS-
Unaudited - ($ in Thousands)

LOANS
Total loans were $60,809 at September 30, 2001 compared to $65,090 at September 30, 2000. This represents a decrease of $4,281 or 7%. Interim loan repayments exceeded new loans produced which led to the decrease in total loan balances as the general economy slowed down.

INVESTMENT SECURITIES
Investment securities increased 47% to $22,342 at September 30, 2001 compared to $15,216 at September 30, 2000. This increase was due to the investment of funds generated by the net repayments of the loan portfolio plus the increase in total deposits.

RESERVE FUNDS SOLD
Reserve funds sold increased $5,200 to $6,700 at September 30, 2001 from $1,500 at September 30, 2000. These funds increased as a result of deposit growth and net loan repayments.

DEPOSITS
Total deposits increased $6,974 at September 30, 2001 to $83,782 compared to 76,808 at September 30, 2000 as the bank was able to attract new checking, savings and certificate accounts from individuals and commercial customers.

RESULTS OF OPERATIONS
For the Nine Month Period Ended September 30, 2001 over 2000

NET INCOME
Net Income was $898 for the nine month period ended September 30, 2001 compared to $869 in the same period in 2000. This increase was primarily due to a $99 increase in income from sales of Other Real Estate and the termination of the Company's partially self-funded hospitalization insurance plan offset by increased interest expense and higher depreciation expense for computer equipment and software.

INTEREST INCOME
Interest income for the nine month period ended September 30, 2001 increased 1% to $5,191 compared to $5,134 for the same period in 2000. The interest income increase was provided by higher total interest earning assets as the Company experienced deposit growth even though interest rates earned were lower.

                                       11
INTEREST EXPENSE
Total Interest Expense for the nine months ended September 30, 2001 was $2,080 compared to $1,844 for the September 30, 2000 nine month period. Non-interest bearing deposits increased $1,129 to $19,247 at September 30, 2001 from $18,118 at September 30, 2000. Interest bearing deposits increased 10% to $64,535 at September 30, 2001 from $58,690 at September 30, 2000.

PROVISION FOR LOAN LOSSES
The Company included $180 for provision for loan losses during the nine month period ended September 30, 2001 compared to $205 for the same period in 2000. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to monitor the situation very closely.

TOTAL OTHER INCOME
Total other income for the nine month period ended September 30, 2001 increased $209 to $808 at September 30, 2001 from $599 at September 30, 2000. Service charge income increased $47 while $94 of other income resulted from the termination of the Company's partially self-funded hospitalization insurance plan.

TOTAL OTHER EXPENSE
Total Other Expenses increased $7 to $2,377 at September 30, 2001 from $2,370 at September 30, 2000. An adjustment to the useful life of computer hardware and software assets resulted in $70 additional equipment depreciation expense. Increased sales of Other Real Estate at September 30, 2001 versus at September 30, 2000 resulted in a $99 decrease in Net Other Real Estate expense.

INCOME TAX
The Company's income is fully taxable at the maximum rate (34%) both in 2001 and 2000 and expects to remain taxable at the current rate throughout 2001.

EARNINGS PER SHARE
The Company's 2001 earnings per share at September 30, 2001 were $4.64 compared to $4.49 per share the previous year.

DIVIDENDS
The Company paid a cash dividend on June 15, 2001 of $1.15 per share compared to $1.10 per share paid at this same time in 2000. The Company expects to pay semiannual dividends again in the fourth quarter.

                                    PART II







Item 1.  LEGAL PROCEEDINGS

During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.



Item 6.  EXHIBITS AND REPORTS ON FORM 8K

a.	None

                                      SIGNATURES









Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ZACHARY BANCSHARES, INC.



Date: November 13, 2001                                  /s/Harry S. Morris, Jr.
                                                         Harry S. Morris, Jr.
                                                         President



                                                      /s/J. Larry Bellard
                                                         J. Larry Bellard
                                                         Treasurer

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

The financial statements, as of December 31, 2000, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of September 30, 2001, have been reviewed by Hannis T. Bourgeois, LLP.





                                                      /s/J. Larry Bellard
                                                         J. Larry Bellard
                                                         Treasurer

                              INDEPENDENT ACCOUNTANT'S REPORT


November 5, 2001

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 2001 and 2000, and the related Consolidated Statements of Income for the three and nine month periods then ended, and the related Statements of Changes in Stockholders' Equity and Cash Flows for the nine month periods then ended.

We previously audited and expressed our unqualified opinion in our report dated January 10, 2001 on the Consolidated Balance Sheet of Zachary Bancshares,Inc. and Subsidiary as of December 31, 2000.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,



/s/HANNIS T. BOURGEOIS, LLP
HANNIS T. BOURGEOIS
Baton Rouge, Louisiana