Form 10KSB
period 2001-12-31
ZACHARY BANCSHARES INC
filed 2002-03-20
CIK 740875

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 for the
                    Fiscal Year Ended December 31, 2001

                         COMMISSION FILE NUMBER 0-13397

                            ZACHARY BANCSHARES, INC.
              (Exact name of registrant as specified in its charter)

            LOUISIANA                             72-0981148
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                 4743 MAIN STREET, ZACHARY, LOUISIANA 70791
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (225)654-2701

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $10.00 Par Value
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ______.

The registrant's revenues for the fiscal year ended December 31, 2001 were $8.0 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,657,740 (182,887 Shares @ $20 per share). For purposes of this computation, shares owned by executive officers, directors and 5% shareholders have been excluded.

As of March 1, 2002, 193,667 shares of Common Stock $10.00 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report for Fiscal Year            Part I and Part II
   Ended December 31, 2001
Definitive Proxy Statement for 2002      Part I and Part III
   Annual Meeting of Stockholders

                            10-KSB TABLE OF CONTENTS

PART I:
ITEM 1.   Description of Business                                      3
          Supplemental Financial Information:
               Average Balance Sheets and Interest Yield Analysis      6
               Interest Differential                                   7
               Securities Portfolio                                    7
               Loan Portfolio                                          7
               Non-Performing Loans                                    8
               Summary of Loan Loss Experience                         8
               Allowance for Loan Losses                               8
               Deposits                                                9
               Return on Equity and Assets                             9
ITEM 2.   Description of Properties                                   10
ITEM 3.   Legal Proceedings                                           10
ITEM 4.   Submission of Matters to a VOTE of Security Holders         10


PART II:
ITEM 5.   Market for the Registrant's Common Stock
          and Related Stockholder Matters                             10
ITEM 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10
ITEM 7.   Financial Statements and Supplemental Data                  11
ITEM 8.   Disagreements with Accountants on Accounting and
          Financial Disclosures                                       11


PART III:
ITEM 9.   Directors and Executive Officers of the Registrant          11
ITEM 10.  Executive Compensation                                      11
ITEM 11.  Security Ownership of Certain Beneficial Owners
          and Management                                              11
ITEM 12.  Certain Relationships and Related Transactions              11
ITEM 13.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                 11

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING                   12

SIGNATURES                                                            13
















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

Bank of Zachary is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers among its services, travelers' cheques, safe deposit boxes, note collection, and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services and night depository facilities. Bank of Zachary is insured under the Federal Deposit Insurance Act but is not a member of the Federal Reserve System.

The Bank's loan portfolio consists of three main areas. (1) real estate construction and mortgage loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial and industrial loans. As of December 31, 2001, these three categories accounted for approximately 63%, 9%, and 28%, respectively, of the Bank's loan portfolio. (See Note D to the financial statements for a detailed analysis of the loan portfolio.)

The majority of the Bank's deposits are attracted from individuals and small business-related sources from the market area surrounding our branches. The average deposit balance is relatively small; however, this makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or have need of money otherwise on
                                       3

deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some local governments as well as other governmental agencies. The time deposit balances of all public funds were $5.2 million and demand deposits of $1.9 million as of December 31, 2001. These depositors are considered by management to be of importance to the Bank. Although no agreement or understanding exists between these customers and the Bank, management has no reason to believe that these deposit balances will substantially decrease or increase. In connection with the deposits of these public funds, the Bank is required to pledge securities to secure such deposits.

As of December 31, 2001, the Bank had a total of 4,683 accounts representing non-interest bearing demand deposits and NOW accounts with a total balance of $29.2 million; 106 accounts representing money market accounts with a total balance of $2.4 million; 2,327 savings accounts with a total balance of $10.5 million; and 1,375 other time deposit accounts with a total balance of $42.9 million. There are no securities held by the Bank that are subject to repurchase agreements.

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

Interest rates on loans made and deposits received were mostly deregulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by such factors as loan terms, interest charges, restrictions on
                                       4

borrowers and compensating balances, and the services offered by the Bank. Competition for deposits is influenced by general and local economic conditions, changes in interest rate pricing, services offered, and convenience of locations.
EMPLOYEES
As of December 31, 2001, the Bank had 39 full time employees, and 9 part-time employees. Management considers its relationship with the employees to be good.

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

Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana Act"), one-bank holding companies are authorized to operate in Louisiana provided the activities of the non banking subsidiaries are limited to the ownership of real estate and improvements, computer services, equipment leasing and other directly related banking activities. The Louisiana Act, as amended in 1984, authorizes multi-bank holding companies within the state. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by the issuance of orders and regulations.

In addition, Louisiana banking laws were changed in 1985 and 1986 to allow inter parish banking, limited statewide branching began January 1, 1987, and regional banking began July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institutions to engage in a wider range of activities than were previously allowed to such institutions.
Also, effective January 1, 1989, Louisiana's reciprocal interstate banking law allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

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

AVERAGE BALANCE SHEETS AND INTEREST YIELD ANALYSIS
The following information called for by Item 1 is included in the 2001 Annual Report and is incorporated herein by reference.
     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 2001 and 2000.

INTEREST DIFFERENTIAL
The following information called for by Item 1 is included in the 2001 Annual Report and is incorporated herein by reference.
     Interest Differential for the year ended December 31, 2001.

SECURITIES PORTFOLIOS
The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", Note C-Securities and is incorporated herein by reference.
     Amortized cost and fair values of securities available for sale at December 31, 2001 and 2000.

LOAN PORTFOLIO
The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", Note D-Loans and is incorporated herein by reference.
     An analysis of the loan portfolio at December 31, 2001 and 2000.

The following table represents the detail maturities and sensitivity of loans to change in interest rates at December 31, 2001 and 2000:
($ in Thousands)
INTEREST RATE                MATURITY                2001        2000
VARIABLE LOANS 1 YEAR OR LESS:
Commercial Loans                                   $ 1,355     $ 2,406
Mortgage Loans                                          57          96
Installment Loans                                      -             -
   TOTAL VARIABLE LOANS    1 YEAR OR LESS            1,412       2,502

FIXED RATE LOANS 1 YEAR OR LESS:
Commercial Loans                                     6,643       5,412
Mortgage Loans                                      13,502      14,034
Installment Loans                                    2,204       1,819
   TOTAL FIXED RATE LOANS  1 YEAR OR LESS           22,349      21,265

FIXED RATE LOANS OVER 1 YR THRU 5 YRS:
Commercial Loans                                     8,347      10,378
Mortgage Loans                                      23,440      25,382
Installment Loan                                     2,705       2,504
   TOTAL FIXED RATE LOANS OVER 1 YR THRU 5 YRS      34,492      38,264

FIXED RATE LOANS OVER 5 YEARS:
Commercial Loans                                        86          86
Mortgage Loans                                         373         415
Installment Loans                                        8          18
   TOTAL FIXED RATE LOANS OVER 5 YEARS                 467         519

GRAND TOTAL LOANS                                  $58,720     $62,550

NON-PERFORMING LOANS
The following information called for by Item 1 is included in the 2001 Annual Report in the section titled "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", Note D-Loans and is incorporated herein by reference.

     Impaired loans as of December 31, 2001 and 2000.


SUMMARY OF LOAN LOSS EXPERIENCE
The following table summarizes the allowance for loan losses:
($ in Thousands)
                                                   Year Ended December 31
                                                     2001         2000
Amount of Loans Outstanding at End of Period       $58,720       $62,550
Daily Average Amount of Loans                      $60,849       $63,047

Balance of Allowance for Loan Losses
  at Beginning of Period                            $1,170          $965

Loans Charged Off:
  Real Estate                                           -            (13)
  Commercial, Industrial and Agricultural               -             -
  Individuals and Other Loans                         (162)          (89)
     Total Loans Charged Off                          (162)         (102)

Recoveries of Loans previously charged off:
Real Estate                                           -             -
Commercial, Industrial and Agricultural               -             -
  Individuals and Others                                18            26
     Total Recoveries                                   18            26
     Net Loans Charged Off                            (144)          (76)
Additions to Allowance Charged to Expense              271           281
Balance at End of Period                            $1,297        $1,170

Ratio of Net Charge-Offs to Total Loans Outstanding    .25%          .12%
Ratio of Net Charge-Offs to Average Loans Outstanding  .24%          .12%

ALLOWANCE FOR LOAN LOSSES
The following information called for by Item 1 included in the 2001 Annual Report in the section titled, "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", Note A-Summary of Significant Accounting Policies and is incorporated herein by reference.
     Allowance for loan losses methodology

The allowance for loan losses has been allocated as presented below:
($ in Thousands)
                                            2001            2000
                                       Allowance for   Allowance for
                                        Loan Losses     Loan Losses
Real Estate Loans                           $335            $333
Commercial, Industrial & Agricultural Loans  418             184
Loans to Individuals and Other Loans          14              12
Unallocated                                  530             641
     Total Allowance for Loan Losses      $1,297          $1,170

Management reviews the allowance for loan loss on a monthly basis. We consider historical loss experience as well as economic factors that affect our local economy. Specific risk factors that are inherent with certain types of lending are also considered.

Management's internal Watch List identifies loans requiring special supervision because of unexpected changes in various risk conditions. The Watch List may include both accruing and non-accrual loans. The Watch List is routinely evaluated and may vary dramatically based upon the borrower's status as well as industry and economic trends. Past experience shows that our greatest exposures are in the area of commercial and real estate mortgage loans. Real Estate loans represent 63.5% of the loan portfolio and Commercial, Industrial and Agricultural loans represent approximately 27.7% of the portfolio.

After reviewing these factors and reviewing the loan portfolio through internal procedures, it is management's opinion that current allowance levels are adequate.

DEPOSITS
The average daily balances and average rates paid on deposits for the reported periods are listed below:
($ in Thousands)                2001                    2000
                         AVERAGE    AVERAGE      AVERAGE    AVERAGE
                         BALANCE   RATE PAID     BALANCE    RATE PAID
Noninterest Bearing
   Demand Deposits       $19,365       - %       $19,007        - %
Savings and Now
   Accounts               20,739     2.24%        21,317      2.92%
Insured Money Market
   Accounts                1,973     1.92%         2,672      1.95%
Certificates of
   Deposit                40,666     5.32%        33,576      5.43%
TOTAL DEPOSITS           $82,743     3.22%       $76,572      3.26%

Maturities of time deposits of $100,000 or more at December 31, 2001, are summarized below:
($ in Thousands)
            3 Months or Less                             $ 7,611
            Over 3 through 12 Months                      10,458
            Over 12 Months                                 1,540
               TOTAL $100,000 MATURITIES                 $19,609

RETURN ON EQUITY AND ASSETS
The table below summarizes significant financial ratios for the years ended December 31, 2001 and 2000:
                                           2001            2000
Average Total Assets                     $94,012         $87,388
Average Stockholders' Equity             $10,519         $ 9,387
Net Income                               $ 1,221         $ 1,142
Earnings per Share-Common                  $6.30           $5.90
Cash Dividends Paid per Share-Common       $2.40           $2.25
Return on Average Total Assets              1.30%           1.31%
Return on Average Stockholders' Equity     11.61%          12.17%
Dividend Payout Percentage                 38.10%          38.14%
Average Equity to Average Assets           11.19%          10.74%

                                       9
ITEM 2.  DESCRIPTION OF PROPERTIES
The Bank owns five pieces of property described below: (a) The Bank's main office facility is located at 4743 Main Street, Zachary, Louisiana. The
2.7155 acres of land for this facility are carried at a cost of $310 thousand and the cost of construction for this 16,333 square feet building was $2.7 million. The building includes the executive offices, operations offices, computer operations and paying and receiving functions. An 1,800 square foot storage building is also on the site. (b) A parcel of land located in East Baton Rouge Parish, Louisiana at 13444 Hooper Road was purchased in 1976 for branch expansion. The lot is being carried at a cost of $18,260 and construction and improvements have totaled $170,310. This branch is known as the Central Branch. (c) Another parcel adjacent to this location was purchased in 1978 at a cost of $55,000. This may be used for future expansion. (d) In 1977 a parcel was purchased at 2210 Highway 64 for a branch site at the cost of $10,000. The construction cost with improvements totaled $75,831. This is known as the Plaza Branch. (e) Another parcel adjacent to this location was purchased later in 1977 at a cost of $6,500 for parking.

ITEM 3.  LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation or a subsidiary is a party of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.


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

The Corporation has 601 stockholders of record as of March 1, 2002.

Cash dividends of $2.40 and $2.25 per share were paid for the years 2001 and 2000. Dividends are payable only out of retained earnings and current earnings. The amount of dividends payable by the Bank may be restricted by law and require regulatory approval.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
The following information called for by ITEM 6 is included in the Corporation's 2001 Annual Report in the Section titled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following financial statements of the Corporation in its 2001 Annual Report are hereby specifically incorporated by reference.

           AUDITED FINANCIAL STATEMENTS:
              Independent Auditor's Report
              Consolidated Balance Sheets December 31, 2001 and 2000 Consolidated Statements of Income
                 for the years ended December 31, 2001 and 2000
              Consolidated Statements of Changes in
                 Stockholders' Equity for the years ended
                 December 31, 2001 and 2000
              Consolidated Statements of Cash Flows
                 for the years ended December 31, 2001 and 2000
              Notes to Consolidated Financial Statements
                 December 31, 2001 and 2000
              Condensed Consolidated Statements of Income
                 for the Quarter periods in the years ended
                 December 31, 2001 and 2000

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                    PART III
ITEMS 9, 10, 11, and 12
The information required by items 9, 10, 11 and 12, is included in the Corporation's definitive Proxy Statement, for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
(a)  List of documents filed as part of this Annual Report on Form 10KSB
     (1) The financial statements of Zachary Bancshares, Inc. in the Corporation's 2001 Annual Report are incorporated by reference in Item 7.

     (2) Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

(c)  Exhibits
     (3)(i)(ii) Articles of Incorporation and bylaws of Zachary Bancshares, Inc. are incorporated by reference to the Corporation's Registration Statement on Form S-14 filed on February 17, 1986, with the Securities and Exchange Commission.

     (12) 2001 Annual Report of Zachary Bancshares, Inc.

     (21) Subsidiary of the Registrant: Bank of Zachary, incorporated under the laws of the State of Louisiana

     (22) Definitive Proxy Statement for the 2002 Annual Meeting of the Stockholders' of Zachary Bancshares, Inc.

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

The financial statements as of December 31, 2001, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             ZACHARY BANCSHARES, INC.



Dated:  March 20, 2002              /s/ Harry S. Morris, Jr.
                                        Harry S. Morris, Jr.
                                        President


Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on:

Dated:  March 20, 2002

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