Form 10QSB
period 2002-03-31
ZACHARY BANCSHARES INC
filed 2002-04-30
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                   FORM 10 - QSB

                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2002          Commission File Number 2-89559
                              Zachary Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

               Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
        of organization)                 or Identification No.)

          4743 Main Street
          Post Office Box 497
          Zachary, Louisiana                  70791-0497
(Address of Principal Executive Office)       (Zip Code)

Registrant's telephone number, including area code     225 654 2701

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

Common Stock, $10 par value, 193,667 shares outstanding as of March 31, 2002.



















                                 I N D E X



Financial Statements:


  Consolidated Balance Sheets - March 31, 2002,
    December 31, 2001 and March 31, 2001                                    2

  Consolidated Statements of Income - for the three
    months ended March 31, 2002 and 2001                                    3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the three months ended March 31,
    2002 and 2001                                                           4

  Consolidated Statements of Cash Flows -
    for the three months ended March 31, 2002 and 2001                    5-6

  Notes to Consolidated Financial Statements                             7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11-12

  Part II - Other Information                                              13

  Signatures                                                               13

  Management's Responsibility for Financial Reporting                      14

  Independent Accountant's Report                                          15

                        Zachary Bancshares, Inc. and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
                  March 31, 2002, December 31, 2001 and March 31, 2001
                                      ($ in Thousands)
                                           ASSETS

                                       (UNAUDITED)              (UNAUDITED)
                                        March 31,  December 31,  March 31,
                                          2002        2001         2001

Cash and Due from Banks                $ 2,940     $ 2,719      $ 3,466
Interest Bearing Deposits in
  Other Institutions                        30          33        4,030
Reserve Funds Sold                       3,450         925        8,025
Securities Available for Sale
  (Amortized Cost $34,046,
  $31,025 and $13,057)                  33,892      31,249       13,240

Total Loans                             55,431      58,720       60,434
  Less:  Allowance for Loan Losses      (1,317)     (1,297)      (1,195)
    Net Loans                           54,114      57,423       59,239
Bank Premises and Equipment              3,528       3,557        3,825
Other Real Estate Owned                      8          28            -
Accrued Interest Receivable                744         602          527
Other Assets                               340         178          208
      Total Assets                     $99,046     $96,714      $92,560

                LIABILITIES
Deposits:
  Noninterest Bearing                  $19,569     $18,370      $19,672
  Interest Bearing                      67,583      66,704       61,585
                                        87,152      85,074       81,257
Borrowed Funds                            -           -              -
Accrued Interest Payable                   188         207          269
Other Liabilities                          312         116          252
      Total Liabilities                 87,652      85,397       81,778

STOCKHOLDERS' EQUITY

Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively                   2,160       2,160        2,160
Surplus                                  1,480       1,480        1,480
Retained Earnings                        8,303       7,976        7,468
Accumulated Other Comprehensive
   Income (Loss)                          (102)        148          121
Treasury Stock (22,333 Shares at Cost)    (447)       (447)        (447)
   Total Stockholders' Equity           11,394      11,317       10,782
   Total Liabilities and
     Stockholders' Equity              $99,046     $96,714      $92,560




The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF INCOME
                 for the three months ended March 31, 2002 and 2001
                        ($ in Thousands) except per share data

                                           (UNAUDITED)
                                            MARCH  31,
                                         2002         2001
Interest Income:
  Interest and Fees on Loans           $1,210       $1,395
  Interest on Securities                  435          220
  Other Interest Income                    27          122
      Total Interest Income             1,672        1,737

Interest Expense:
  Interest Expense on Deposits            522          709
  Interest Expense on Borrowings           -            -
       Total Interest Expense             522          709

Net Interest Income                     1,150        1,028

Provision for Loan Losses                  74           59
      Net Interest Income  After
           Provision for  Loan Losses   1,076          969

Non Interest Income:
  Service Charges on Deposit Accounts     171          160
  Other Operating Income                   68           53
       Total Other Income                 239          213

       Income before Other  Expenses    1,315        1,182

Other Expenses:
  Salaries and Employee Benefits          459          442
  Occupancy Expense                        54           56
  Equipment Expense                        84           96
  Net Other Real Estate Expense           (23)           -
  Other Operating Expenses                251          213
      Total Other Expenses                825          807

      Income before Income Taxes          490          375
Applicable Income Taxes                   164          126
      Net Income                       $  326       $  249

Per Share:
  Net Income                           $ 1.68       $ 1.29







The accompanying notes are an integral part of these financial statements.

                    Zachary Bancshares, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               for the three months ended March 31, 2002 and 2001
                               ($ in Thousands)


                                                ACCUMULATED
                                                  OTHER
                     COMMON         RETAINED  COMPREHENSIVE TREASURY   TOTAL
                     STOCK  SURPLUS EARNINGS  INCOME(LOSS)   STOCK     EQUITY

Balances,
  January 1, 2001    $2,160  $1,480    $7,219    $   (9)     $(447)  $10,403
 Comprehensive Income:
  Net Income                              249                            249
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                               130                  130

Less:  Reclassification Adjustment
    Total Comprehensive Income                                           379
Cash Dividends                            -                               -
Balances,(Unaudited)
  March 31, 2001     $2,160  $1,480    $7,468    $  121      $(447)  $10,782


Balances,
  January 1, 2002    $2,160  $1,480    $7,977    $  148      $(447)  $11,318

Comprehensive Income:
  Net Income                              326                            326
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              (250)                (250)
Less:  Reclassification Adjustment                   -                     -
  Total Comprehensive Income                                              76
Cash Dividends                             -                              -
Balances, (Unaudited)
 March 31, 2002      $2,160  $1,480    $8,303    $ (102)     $(447)  $11,394














The accompanying notes are an integral part of these financial statements.

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the three months ended March 31, 2002 and 2001
                                  ($ in Thousands)



                                                            (UNAUDITED)
                                                             March 31,
                                                        2002          2001
Cash Flows From Operating Activities:

  Net Income                                        $    326      $    249

  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:

      Deferred Tax Benefit                                 -            (2)
      Provision for Loan Losses                           74            59
      Provision for Depreciation and  Amortization        76            79
      Stock Dividends - Federal Home Loan  Bank            -            (5)
      Net Amortization (Accretion)  of  Securities        11             1
      (Gain) on Sale of Other Real Estate                (24)            -
      (Increase) Decrease in Accrued Interest Recv      (142)           21
      (Increase) in Other Assets                         (34)          (58)
      Increase (Decrease) in Accrued Interest Payable    (19)           11
      Increase (Decrease) in Other Liabilities           197            58
        Net Cash Provided by Operating Activities        465           413

Cash Flows From Investing Activities:

  Net (Increase) in Reserve Funds Sold                (2,525)       (1,075)
  Purchases of Securities Available for Sale          (5,779)         (997)
  Maturities or Calls of Securities Available for Sale 2,000         2,000
  Principal Payments on Mortgage-Backed Securities       746           290
  Net (Increase) Decrease in Loans                     3,236         2,082
  Purchases of Premises and Equipment                    (47)          (16)
  Proceeds from Sales of Other Real Estate                44             -
       Net Cash Provided by (Used in)
         Investing Activities                         (2,325)        2,284














                                   (CONTINUED)
                                       5

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                 For the three months ended March 31, 2002 and 2001
                               ($ in Thousands)

                                                           (UNAUDITED)
                                                            March 31,
                                                        2002          2001
Cash Flows From Financing Activities:
  Net Increase (Decrease) in Demand Deposits,
     NOW Accounts and Savings Accounts                 1,545         1,583
  Net Increase (Decrease) in Certificates of Deposits    533           407
       Net Cash Provided by Financing Activities       2,078         1,990

Increase (Decrease) in Cash and Cash Equivalents         218         4,687

Cash and Cash Equivalents -
Beginning of Period                                    2,752         2,809

Cash and Cash Equivalents -
End of Period                                         $2,970        $7,496

Supplemental Disclosures of Cash Flow Information:
    Noncash Investing Activities:

  Change in Unrealized Gain or (Loss)
    on Securities Available for Sale                 $  (379)       $  196

  Change in Deferred Tax Effect on
    Unrealized Gain or (Loss) on Securities
      Available for Sale                             $  (129)      $    67

Cash Payments For:
  Interest Paid on Deposits                          $   541       $   698

  Income Tax                                         $   180       $   158















The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                                   March 31, 2002 and 2001

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

PRESENTATION
The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first three months ended
March 31, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc's annual report and Form 10KSB filed for the period ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the company), and its wholly-owned subsidiary, Bank of Zachary (the Bank). All material inter-company accounts and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

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

SECURITIES
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in the market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at March 31, 2002 or 2001.

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

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2002, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basis EPS was 193,667 for the periods ended March 31, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of March 31, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS ($ in Thousands)
                                  March 31, 2002

   The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the three months ended March 31, 2002 and 2001. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

LOANS
   Total loans were $55,431 at March 31, 2002 compared to $60,434 at March 31, 2001. This represents a decrease of $5,003 or 8%. Interim loan repayments and loans being refinanced accounted for the decrease in total loans along with a slowdown in the general economy.

INVESTMENT SECURITIES
   Investment securities increased 156% to $33,892 at March 31, 2002 compared to $13,240 at March 31, 2001. A combination of reinvesting short term funds into longer securities, the decrease in loan volume and an increase in deposits all contributed to this increase.

FED FUNDS SOLD/INTEREST BEARING DEPOSITS
   Fed funds sold decreased to $3,450 at March 31, 2002 from $8,025 at March 31, 2001. Interest bearing deposits at other banks decreased from $4,030 at March 31, 2001 to $30 at March 31, 2002. Both of these accounts decreased as the funds were reinvested in long term investment securities in order to compensate for the unprecedented fall in short term interest rates during 2001.

DEPOSITS
   Total deposits increased $5,895 to $87,152 at March 31, 2002 compared to $81,257 at March 31, 2001 as the bank was able to attract new checking, savings and certificate accounts from individuals and commercial customers. The general decline in the market value of equity stock portfolios during 2001 led some customers to deposit funds in FDIC insured accounts instead of keeping those funds in the stock market.

RESULTS OF OPERATION
For the three month period Ended March 31, 2002 over 2001

NET INCOME
    Net Income was $326 for the three month period ended March 31, 2002 compared to $249 in the same period in 2001. This change was primarily due to an decrease in interest expense to $522 at March 31, 2002 from $709 at March 31, 2001. This expense decrease was offset by smaller increases in provision for loans losses and total non interest expenses and a decrease in total interest income.

INTEREST INCOME
    Interest Income for the three month period ended March 31, 2002 decreased 4% to $1,672 compared to $1,737 for the same period in 2001. The interest income decrease resulted primarily from the Company's decrease in loan volume and the general reduction in interest rates during 2001.

INTEREST EXPENSE
    Total interest expense for the three months ended March 31, 2002 was $522, compared to $709 for the three month period ended March 31, 2001. This was a decrease of $187 or 26% between the two periods. Interest bearing deposits increased 9% to $67,583 at March 31, 2002 from $61,585 at March 31, 2001. Weighted average interest costs decreased to 2.40% at March 31, 2002 from 3.61% at March 31, 2000 as interest rate reductions in the general U.S. economy led to lowest rates on deposits in over forty years. As consumers certificates of deposit matured their rates were dramatically lower.

PROVISION FOR LOAN LOSSES
   The Company included $74 for provision for loan losses during the three month period ended March 31, 2002 compared to $59 at March 31, 2001. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to monitor the situation.

TOTAL OTHER INCOME
   Total other income for the three month period ended March 31, 2002 increased $26 compared to March 31, 2001. The 2002 results included an increase in service charges on deposit accounts of $11 and other operating income increased $15.

TOTAL NON INTEREST EXPENSE
   Total non interest expenses increased slightly to $825 at March 31, 2002 from $807 at March 31, 2001. Employee salaries and benefits increased $17 for the three month period under consideration as the Bank increased pay 5% for all non officer employees at January 1, 2002. Net other real estate owned expense showed a credit balance of $23 at March 31, 2002 resulting from the gain on sale of three properties compared to zero balance at March 31, 2001.

INCOME TAX
   The Company is fully taxable at the maximum rate (34%) in both 2002 and 2001 and expects to remain taxable at the current rate throughout 2002.

EARNINGS PER SHARE
   The Company's 2002 earnings per share at March 31, 2002 were $1.68 a 30% increase compared to $1.29 per share the previous year, primarily due to lower interest expense on deposits incurred thus far in the present year.

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

                                  ZACHARY BANCSHARES, INC.



     Date:  April 30, 2002        /s/Harry S. Morris, Jr.
                                     Harry S. Morris, Jr.
                                     President



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

The financial statements, as of December 31, 2001, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of March 31, 2002, have been reviewed by Hannis T. Bourgeois, LLP.



                                  /s/J. Larry Bellard
                                     J. Larry Bellard
                                     Treasurer

                        INDEPENDENT ACCOUNTANT'S REPORT


April 25, 2002

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of March 31, 2002 and 2001, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 9, 2002 on the Consolidated Balance Sheet of Zachary Bancshares, Inc. and Subsidiary as of December 31, 2001.

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