Form 10QSB
period 2002-06-30
ZACHARY BANCSHARES INC
filed 2002-08-08
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                   FORM 10 - QSB

                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2002          Commission File Number 2-89559
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

Common Stock, $10 par value, 193,667 shares outstanding as of June 30, 2002.



















                                 I N D E X



Financial Statements:


  Consolidated Balance Sheets - June 30, 2002,
    December 31, 2001 and June 30, 2001                                     2

  Consolidated Statements of Income - for the three and
    six months ended June 30, 2002 and 2001                                 3

  Consolidated Statements of Changes in Stockholders'
    Equity - for the six months ended June 30,
    2002 and 2001                                                           4

  Consolidated Statements of Cash Flows -
    for the six months ended June 30, 2002 and 2001                       5-6

  Notes to Consolidated Financial Statements                             7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11-12

  Part II - Other Information                                              13

  Signatures                                                               13

  Management's Responsibility for Financial Reporting                      14

  Independent Accountant's Report                                          15

                        Zachary Bancshares, Inc. and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
                  June 30, 2002, December 31, 2001 and June 30, 2001
                                      ($ in Thousands)

                                       (UNAUDITED)              (UNAUDITED)
                                        June 31,   December 31,  June 31,
                                          2002        2001         2001
ASSETS
Cash and Due from Banks                $ 2,715     $ 2,719      $ 2,923
Interest Bearing Deposits in
  Other Institutions                        23          33           36
Reserve Funds Sold                       2,850         925        5,450
Securities Available for Sale
  (Amortized Cost $38,027,
  $31,025 and $21,234                   37,638      31,249       21,447

Total Loans                             55,345      58,720       61,598
  Less:  Allowance for Loan Losses      (1,237)     (1,297)      (1,257)
    Net Loans                           54,108      57,423       60,341
Bank Premises and Equipment              3,570       3,557        3,746
Other Real Estate Owned                    114          28            -
Accrued Interest Receivable                609         602          566
Other Assets                                60         178          171
      Total Assets                     $101,687     $96,714      $94,680

LIABILITIES
Deposits:
  Noninterest Bearing                  $18,889     $18,370      $19,674
  Interest Bearing                      70,576      66,704       63,755
      Total Deposits                    89,465      85,074       83,429
Accrued Interest Payable                   172         207          247
Other Liabilities                          279         116          203
      Total Liabilities                 89,916      85,397       83,879

STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively                   2,160       2,160        2,160
Surplus                                  1,480       1,480        1,480
Retained Earnings                        8,321       7,976        7,467
Accumulated Other Comprehensive
   Income (Loss)                           257         148          141
Treasury Stock (22,333 Shares at Cost)    (447)       (447)        (447)
   Total Stockholders' Equity           11,771      11,317       10,801
   Total Liabilities and
     Stockholders' Equity              $101,687     $96,714      $94,680






The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF INCOME
                 for the three and six months ended June 30, 2002 and 2001
                        ($ in Thousands) except per share data

                                           (UNAUDITED)            (UNAUDITED)
                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                         2002         2001       2002      2001
Interest Income:
  Interest and Fees on Loans           $1,091       $1,367     $2,301    $2,762
  Interest on Securities                  463          256        898       488
  Other Interest Income                    26          111         53       221
      Total Interest Income             1,580        1,734      3,252     3,471

Interest Expense:
  Interest Expense on Deposits            480          704      1,002     1,413
  Interest Expense on Borrowings           -            -          -         -
       Total Interest Expense             480          704      1,002     1,413

Net Interest Income                     1,100        1,030      2,250     2,058

Provision for Loan Losses                  92           60        166       119
      Net Interest Income  After
           Provision for  Loan Losses   1,008          970      2,084     1,939

Non Interest Income:
  Service Charges on Deposit Accounts     179          169        350       329
  Gain (Loss) on Sale of Assets            -             4         -          4
  Other Operating Income                   78           50        146       103
       Total Other Income                 257          223        496       436

       Income before Other  Expenses    1,265        1,193      2,580     2,375

Other Expenses:
  Salaries and Employee Benefits          468          451        927       893
  Occupancy Expense                        74           70        128       126
  Equipment Expense                       156          100        240       196
  Net Other Real Estate Expense             1          (12)       (22)      (12)
  Other Operating Expenses                168          245        419       458
      Total Other Expenses                867          854      1,692     1,661

      Income before Income Taxes          398          339        888       714
Applicable Income Taxes                   136          118        300       244
      Net Income                       $  262       $  221      $ 588     $ 470

Per Share:
  Net Income                           $ 1.35       $ 1.14      $3.04     $2.43





The accompanying notes are an integral part of these financial statements.

Zachary Bancshares, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 for the six months ended June 31, 2002 and 2001
                               ($ in Thousands)


                                                ACCUMULATED
                                                  OTHER
                     COMMON         RETAINED  COMPREHENSIVE TREASURY   TOTAL
                     STOCK  SURPLUS EARNINGS  INCOME(LOSS)   STOCK     EQUITY

Balances,
  January 1, 2001    $2,160  $1,480    $7,219   $   (9)     $(447)   $10,403
 Comprehensive Income:
  Net Income                              470                            470
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              154                   154

Less:  Reclassification Adjustment                  (4)                   (4)
    Total Comprehensive Income                                           620
Cash Dividends                           (222)                          (222)
Balances,(Unaudited)
  June 30, 2001      $2,160  $1,480    $7,467   $  141      $(447)   $10,801


Balances,
  January 1, 2002    $2,160  $1,480    $7,976   $  148      $(447)   $11,317
Comprehensive Income:
  Net Income                              588                            588
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              109                   109
Less:  Reclassification Adjustment                  -                     -
  Total Comprehensive Income                                             697
Cash Dividends                           (243)                          (243)
Balances, (Unaudited)
 June 30, 2002       $2,160  $1,480    $8,321   $  257      $(447)   $11,771














The accompanying notes are an integral part of these financial statements.

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001
                                  ($ in Thousands)



                                                            (UNAUDITED)
                                                             June 30,
                                                        2002          2001
Cash Flows From Operating Activities:

  Net Income                                        $    588      $    470

Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
      Deferred Tax Benefit (Increase)                      -            (2)
      Provision for Loan Losses                          166           119
      Provision for Depreciation and  Amortization       141           158
      Stock Dividends - Federal Home Loan  Bank           (3)           (5)
      Net Amortization of  Securities                     35             1
      (Gain) on Sale of Other Real Estate                (24)          (13)
      (Gain) on Call of Securities                         -            (4)
      (Increase) in Accrued Interest Receivable           (7)          (18)
      (Increase)Decrease in Other Assets                  73           (31)
      Increase (Decrease) in Accrued Interest Payable    (35)          (11)
      Increase in Other Liabilities                      152             9
        Net Cash Provided by Operating Activities      1,086           673

Cash Flows From Investing Activities:
  Net (Increase)Decrease in Reserve Funds Sold        (1,925)        1,500
  Purchases of Securities Available for Sale         (13,614)      (13,141)
  Purchase of FNBB Equity Stock                         (105)            -
  Maturities or Calls of Securities Available for Sale 5,600         5,500
  Principal Payments on Mortgage-Backed Securities     1,863           761
  Net (Increase) Decrease in Loans                     3,043           920
  Purchases of Premises and Equipment                   (154)          (16)
  Proceeds from Sales of Other Real Estate                44            13
       Net Cash Provided by (Used in)
         Investing Activities                         (5,248)       (4,463)













                                   (CONTINUED)

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                 For the six months ended June 30, 2002 and 2001
                               ($ in Thousands)

                                                           (UNAUDITED)
                                                            June 30,
                                                        2002          2001
Cash Flows From Financing Activities:
  Net Increase in Demand Deposits,
     NOW Accounts and Savings Accounts                 1,434         1,552
     Net Increase in Certificates of Deposits          2,957         2,610
     Cash Dividends                                     (243)         (222)
       Net Cash Provided by Financing Activities       4,148         3,940

Increase (Decrease) in Cash and Cash Equivalents         (14)          150

Cash and Cash Equivalents -
Beginning of Period                                    2,752         2,809

Cash and Cash Equivalents -
End of Period                                         $2,738        $2,959


Supplemental Disclosures of Cash Flow Information:
    Noncash Investing Activities:
  Change in Unrealized Gain or (Loss)
    on Securities Available for Sale                  $  165        $  226

  Change in Deferred Tax Effect on
    Unrealized Gain or (Loss) on Securities
      Available for Sale                              $   56        $   77

  Other Real Estate Acquired in
    Settlement of Loans                               $  106        $    -

Cash Payments For:
  Interest Paid on Deposits                           $1,037        $1,423

  Income Tax                                         $   364       $   268












The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                                   June 30, 2002 and 2001

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

PRESENTATION
The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first six months ended
June 30, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc's annual report and Form 10KSB filed for the period ended December 31, 2001.

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

SECURITIES
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in the market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at June 30, 2002 or 2001.

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

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2002, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basis EPS was 193,667 for the periods ended June 30, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of June 30, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS ($ in Thousands)
                                  June 30, 2002

   The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the six months ended June 30, 2002 and 2001. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

LOANS
   Total loans were $55,345 at June 30, 2002 compared to $61,598 at June 30, 2001. This represents a decrease of $6,253 or 10%. Interim loan repayments and loans being refinanced accounted for the decrease in total loans along with a slowdown in the general economy.

INVESTMENT SECURITIES
   Investment securities increased 75% to $37,638 at June 30, 2002 compared to $21,447 at June 30, 2001. A combination of reinvesting short term funds into longer securities, the decrease in loan volume and an increase in deposits all contributed to this increase.

FED FUNDS SOLD/INTEREST BEARING DEPOSITS
   Fed funds sold decreased to $2,850 at June 30, 2002 from $5,450 at June 30, 2001. Interest bearing deposits at other banks decreased from $36 at June 30, 2001 to $23 at June 30, 2002. Both of these accounts decreased as the funds were reinvested in long term investment securities in order to lower the excess liquidity.

DEPOSITS
   Total deposits increased $6,036 to $89,465 at June 30, 2002 compared to $83,429 at June 30, 2001 as the bank was able to attract new checking, savings and certificate accounts from individuals and commercial customers. The general decline in the market value of equity stock portfolios during 2001 and 2002 led some customers to deposit funds in FDIC insured accounts instead of keeping those funds in the stock market.

RESULTS OF OPERATION
For the six month period ended June 30, 2002 over 2001

NET INCOME
    Net Income was $588 for the six month period ended June 30, 2002 compared to $470 in the same period in 2001. This change was primarily due to an decrease in interest expense to $1,002 at June 30, 2002 from $1,413 at June 30, 2001 offset by a decrease in interest income.

INTEREST INCOME
    Interest Income for the six month period ended June 30, 2002 decreased
6% to $3,252 compared to $3,471 for the same period in 2001. The interest income decrease resulted primarily from the Company's decrease in loan volume and the general reduction in investment interest rates during 2001 and 2002.

INTEREST EXPENSE
    Total interest expense for the six months ended June 30, 2002 was $1,002, compared to $1,413 for the six month period ended June 30, 2001. NonInterest bearing deposits decreased 4% to $18,889 at June 30, 2002 from $19,674 at June 30, 2001. Interest bearing deposits increased $6,821 or 11% to $70,576 at June 30, 2002 from $63,755 at June 30, 2001.

PROVISION FOR LOAN LOSSES
   The Company included $166 for provision for loan losses during the six month period ended June 30, 2002 compared to $119 at June 30, 2001. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to closely monitor the situation.

TOTAL OTHER INCOME
   Total other income for the six month period ended June 30, 2002 increased $60 compared to June 30, 2001. The 2002 results included an increase in service charges on deposit accounts of $11 and other operating income increased $43.

TOTAL OTHER EXPENSE
   Total other expenses increased slightly to $1,692 at June 30, 2002 from $1,661 at June 30, 2001. Employee salaries and benefits increased $34 for the six month period under consideration as the Bank increased pay 5% for all non officer employees at January 1, 2002 and hospitalization insurance expense increased $19. Net other real estate owned expense showed a credit balance of $22 at June 30, 2002 resulting from the gain on sale of three properties compared to a credit of $12 at June 30, 2001.

INCOME TAX
   The Company is fully taxable at the maximum rate (34%) in both 2002 and 2001 and expects to remain taxable throughout 2002.

EARNINGS PER SHARE
   The Company's 2002 earnings per share at June 30, 2002 were $3.04 compared to $2.43 per share the previous year, primarily due to lower interest expense on deposits incurred thus far in the present year.

DIVIDENDS
   The Company paid a cash dividend on June 24, 2002 of $1.25 per share compared to the $1.15 per share paid at the same time in 2001.

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

                                  ZACHARY BANCSHARES, INC.



     Date:  August 07, 2002        /s/Harry S. Morris, Jr.
                                      Harry S. Morris, Jr.
                                      President



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

The financial statements, as of December 31, 2001, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of June 30, 2002, have been reviewed by Hannis T. Bourgeois, LLP.



                                  /s/J. Larry Bellard
                                     J. Larry Bellard
                                     Treasurer

                        INDEPENDENT ACCOUNTANT'S REPORT


August 7, 2002

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related Consolidated Statements of Income for the three and six month periods then ended, and the related Consolidated Statement of Changes in Stockholders' Equity and Cash Flows for the six month periods then ended.

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