Form 10QSB
period 2002-09-30
ZACHARY BANCSHARES INC
filed 2002-11-15
CIK 740875

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                   FORM 10 - QSB

                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2002          Commission File Number 2-89559
                              Zachary Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

               Louisiana                     72-0981148
   (State of or other jurisdiction  (I.R.S. Employer incorporation
        of organization)                 or Identification No.)

          4743 Main Street
          Post Office Box 497
          Zachary, Louisiana                  70791-0497
(Address of Principal Executive Office)       (Zip Code)

Registrant's telephone number, including area code     225-654-2701

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

Common Stock, $10 par value, 193,667 shares outstanding as of November 14, 2002.












                                  I N D E X


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Consolidated Balance Sheets - September 30, 2002,
         December 31, 2001 and September 30, 2001                           2

         Consolidated Statements of Income - for the three and
         nine months ended September 30, 2002 and 2001                      3

         Consolidated Statements of Changes in Stockholders'
         Equity - for the nine months ended September 30,
         2002 and 2001                                                      4

         Consolidated Statements of Cash Flows -
         for the nine months ended September 30, 2002 and 2001            5-6

         Notes to Consolidated Financial Statements                      7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-12

Item 3.  Controls and Procedures                                           13



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 14

Certifications                                                          14-17

Management's Responsibility for Financial Reporting                        17

Independent Accountant's Report                                            18

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Zachary Bancshares, Inc. and Subsidiary
                             CONSOLIDATED BALANCE SHEETS
                  September 30, 2002, December 31, 2001 and September 30, 2001
                                      ($ in Thousands)
                                           ASSETS

                                     (UNAUDITED)                   (UNAUDITED)
                                    September 31,   December 31,  September 31,
                                       2002           2001           2001

Cash and Due from Banks              $ 3,066        $ 2,719        $ 2,938
Interest Bearing Deposits in
  Other Institutions                     415             33             33
Reserve Funds Sold                     5,200            925          6,700
Securities Available for Sale
  (Amortized Cost $40,565,
  $31,025 and $21,766)                41,263         31,249         22,342

Total Loans                           52,709         58,720         60,809
  Less:  Allowance for Loan Losses    (1,286)        (1,297)        (1,297)
    Net Loans                         51,423         57,423         59,512
Bank Premises and Equipment            4,033          3,557          3,594
Other Real Estate Owned                  113             28              8
Accrued Interest Receivable              756            602            720
Other Assets                             255            178            146
      Total Assets                  $106,524        $96,714        $95,993

                                        LIABILITIES
Deposits:
  Noninterest Bearing                $21,713        $18,370        $19,247
  Interest Bearing                    71,897         66,704         64,535
                                      93,610         85,074         83,782
Accrued Interest Payable                 167            207            230
Other Liabilities                        496            116            513
      Total Liabilities               94,273         85,397         84,525

                                    STOCKHOLDERS' EQUITY
Common Stock - $10 Par Value; Authorized
  2,000,000 Shares; Issued 216,000
  Shares, Respectively                 2,160          2,160          2,160
Surplus                                1,480          1,480          1,480
Retained Earnings                      8,597          7,976          7,895
Accumulated Other Comprehensive
   Income (Loss)                         461            148            380
Treasury Stock (22,333 Shares at Cost)  (447)          (447)          (447)
   Total Stockholders' Equity         12,251         11,317         11,468
   Total Liabilities and
     Stockholders' Equity           $106,524        $96,714        $95,993


The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                           CONSOLIDATED STATEMENTS OF INCOME
           for the three and nine months ended September 30, 2002 and 2001
                        ($ in Thousands) except per share data

                                           (UNAUDITED)            (UNAUDITED)
                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        2002         2001       2002      2001
Interest Income:
  Interest and Fees on Loans           $1,121       $1,343     $3,422    $4,105
  Interest on Securities                  465          334      1,363       822
  Other Interest Income                    31           43         84       264
      Total Interest Income             1,617        1,720      4,869     5,191

Interest Expense:
  Interest Expense on Deposits            485          667      1,487     2,080
       Total Interest Expense             485          667      1,487     2,080

Net Interest Income                     1,132        1,053      3,382     3,111

Provision for Loan Losses                  93           61        259       180
      Net Interest Income  After
           Provision for  Loan Losses   1,039          992      3,123     2,931

Non Interest Income:
  Service Charges on Deposit Accounts     173          166        523       495
  Gain (Loss) on Sale of Assets            -             -         -          4
  Other Operating Income                   98          206        232       309
       Total Other Income                 271          372        755       808

       Income before Other  Expenses    1,310        1,364      3,878     3,739

Other Expenses:
  Salaries and Employee Benefits          459          447      1,386     1,340
  Occupancy Expense                        59           70        164       196
  Equipment Expense                        81          170        256       366
  Net Other Real Estate Expense(Benefit)    3         (209)       (20)     (221)
  Other Operating Expenses                306          238        802       696
      Total Other Expenses                908          716      2,588     2,377

      Income before Income Taxes          402          648      1,290     1,362
Applicable Income Taxes                   127          220        427       464
      Net Income                       $  275       $  428      $ 863     $ 898

Per Share:
  Net Income                           $ 1.42       $ 2.21      $4.46     $4.64






The accompanying notes are an integral part of these financial statements.

                    Zachary Bancshares, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               for the nine months ended September 30, 2002 and 2001
                               ($ in Thousands)


                                                ACCUMULATED
                                                  OTHER
                     COMMON         RETAINED  COMPREHENSIVE TREASURY   TOTAL
                     STOCK  SURPLUS EARNINGS  INCOME(LOSS)   STOCK     EQUITY

Balances,
  January 1, 2001    $2,160  $1,480    $7,219   $   (9)     $(447)   $10,403
 Comprehensive Income:
  Net Income                              898                            898
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              393                   393
Less:  Reclassification Adjustment                  (4)                   (4)
    Total Comprehensive Income                                         1,287
Cash Dividends                           (222)                          (222)
Balances,(Unaudited)
 September 30, 2001  $2,160  $1,480    $7,895   $  380      $(447)   $11,468


Balances,
  January 1, 2002    $2,160  $1,480    $7,976   $  148      $(447)   $11,317
Comprehensive Income:
  Net Income                              863                            863
  Change in Unrealized
   Gain (Loss) on Securities
   Available for Sale                              313                   313
Less:  Reclassification Adjustment                 -                     -
  Total Comprehensive Income                                           1,176
Cash Dividends                           (242)                          (242)
Balances, (Unaudited)
 September 30, 2002  $2,160  $1,480    $8,597   $  461      $(447)   $12,251
















The accompanying notes are an integral part of these financial statements.

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 2002 and 2001
                                  ($ in Thousands)



                                                            (UNAUDITED)
                                                           September 30,
                                                        2002          2001
Cash Flows From Operating Activities:

  Net Income                                        $    863      $    898

  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:

      Deferred Tax Benefit (Increase)                      -            (2)
      Provision for Loan Losses                          259           180
      Provision for Depreciation and  Amortization       228           311
      Stock Dividends - Federal Home Loan  Bank           (9)          (13)
      Net Amortization (Accretion)  of  Securities        84             1
      (Gain) on Sale of Other Real Estate                (24)         (221)
      (Gain) on Call of Securities                         -            (4)
      (Increase) in Accrued Interest Receivable         (154)         (172)
      (Increase) in Other Assets                         (77)          (25)
      Increase (Decrease) in Accrued Interest Payable    (40)          (28)
      Increase in Other Liabilities                      219           214
        Net Cash Provided by Operating Activities      1,349         1,139

Cash Flows From Investing Activities:

  Net (Increase)Decrease in Reserve Funds Sold        (4,275)          250
  Purchases of Securities Available for Sale         (19,439)      (14,148)
  Purchase of FNBB Equity Stock                         (105)            -
  Maturities or Calls of Securities Available for Sale 6,100         5,500
  Principal Payments on Mortgage-Backed Securities     3,828         1,244
  Net Decrease in Loans                                5,635         1,680
  Purchases of Premises and Equipment                   (702)          (17)
  Proceeds from Sales of Other Real Estate                44           221
       Net Cash Provided by (Used in)
         Investing Activities                         (8,914)       (5,270)












                                   (CONTINUED)
                                       5

                      Zachary Bancshares, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
               For the nine months ended September 30, 2002 and 2001
                               ($ in Thousands)

                                                           (UNAUDITED)
                                                          September 30,
                                                        2002          2001
Cash Flows From Financing Activities:
  Net Increase in Demand Deposits,
     NOW Accounts and Savings Accounts                 5,167         1,953
     Net Increase in Certificates of Deposits          3,369         2,562
     Cash Dividends                                     (242)         (222)
       Net Cash Provided by Financing Activities       8,294         4,293

Increase in Cash and Cash Equivalents                    729           162

Cash and Cash Equivalents -
Beginning of Period                                    2,752         2,809

Cash and Cash Equivalents -
End of Period                                         $3,481        $2,971

Supplemental Disclosures of Cash Flow Information:
    Noncash Investing Activities:

  Change in Unrealized Gain
    on Securities Available for Sale                 $   473        $  589

  Change in Deferred Tax Effect on
    Unrealized Gain or on Securities
      Available for Sale                             $   161       $   200

  Other Real Estate Acquired in
    Settlement of Loan                               $   106       $     8

Cash Payments For:
  Interest Paid on Deposits                          $ 1,527       $ 2,107

  Income Tax                                         $   441       $   432












The accompanying notes are an integral part of these financial statements.

                        Zachary Bancshares, Inc. and Subsidiary
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                              September 30, 2002 and 2001

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

PRESENTATION
The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results for the first nine months ended September 30, 2002 are no indication of the expected results for the annual period which ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from Zachary Bancshares, Inc's annual report and Form 10KSB filed for the period ended December 31, 2001.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Zachary Bancshares, Inc. (the "Company"), and its wholly-owned subsidiary, Bank of Zachary (the "Bank"). All material inter-company accounts and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

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

SECURITIES
Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in the market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short-term market movements. The Bank had no securities classified as held to maturity or trading at September 30, 2002 or 2001.

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

EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2002, the Company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basis EPS was 193,667 for the periods ended September 30, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of September 30, 2002.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS ($ in Thousands)
                                  September 30, 2002

   The following is management's discussion and analysis of the significant changes in income and expenses in relation to the changes in financial position for the nine months ended September 30, 2002 and 2001. This information should be read in conjunction with the financial statements and notes relating thereto. The Company is unaware of any trends, uncertainties or events which would or could have a material impact on future operating results, liquidity, or capital.

FINANCIAL CONDITION ANALYSIS

LOANS
   Total loans were $52,709 at September 30, 2002 compared to $60,809 at September 30, 2001. This represents a decrease of $8,100 or 13%. Interim loan repayments and loans being refinanced, accounted for the decrease in total loans along with a slowdown in the general economy and uneasiness about the stock market. Non-performing loans consist of non-accrual and impaired loans, loans 90 days past due and accruing, and restructured loans. Total non-performing loans as of September 30, 2002 were $1,096 compared to $785 as of September 30, 2001.

INVESTMENT SECURITIES
   Investment securities increased 85% to $41,263 at September 30, 2002 compared to $22,342 at September 30, 2001. A combination of reinvesting short term funds into longer securities, the decrease in loan volume and an increase in deposits all contributed to this increase.

FED FUNDS SOLD/INTEREST BEARING DEPOSITS
   Fed funds sold decreased to $5,200 at September 30, 2002 from $6,700 at September 30, 2001. Interest bearing deposits at other banks increased from $33 at September 30, 2001 to $415 at September 30, 2002 as the Company purchased Certificates of Deposit in other banks to diversify the Investment Portfolio.

DEPOSITS
   Total deposits increased to $93,610 at September 30, 2002 compared to $83,782 at September 30, 2001 as the Bank was able to attract new checking, savings and certificate accounts from individuals and commercial customers. The general decline in the market value of equity stock portfolios during 2001 and 2002 led some customers to deposit funds in FDIC insured accounts instead of keeping those funds in the stock market.

RESULTS OF OPERATION
For the nine month period ended September 30, 2002 over 2001

NET INCOME
    Net Income was $863 for the nine month period ended September 30, 2002 compared to $898 in the same period in 2001. This change was primarily due to a decrease in interest expense to $1,487 at September 30, 2002 from $2,080 at September 30, 2001 offset by a $322 decrease in interest income due to a decrease in loan volume of $8,100, and a decrease of $200 in the Net Other Real Estate Benefit.

INTEREST INCOME
    Interest Income for the nine month period ended September 30, 2002 decreased 6% to $4,869 compared to $5,191 for the same period in 2001. The interest income decrease resulted primarily from the Company's decrease in loan volume and the general reduction in investment interest rates during late 2001 and 2002.

INTEREST EXPENSE
    Total interest expense for the nine months ended September 30, 2002 was $1,487, compared to $2,080 for the nine month period ended September 30, 2001. NonInterest bearing deposits increased 13% to $21,713 at September 30, 2002 from $19,247 at September 30, 2001. Interest bearing deposits increased $7,362 or 11% to $71,897 at September 30, 2002 from $64,535 at September 30, 2001.

PROVISION FOR LOAN LOSSES
   The Company included $259 for provision for loan losses during the nine month period ended September 30, 2002 compared to $180 at September 30, 2001. Loans are reviewed monthly to facilitate identification and monitoring of potentially deteriorating credit. Management considers the current allowance adequate to absorb potential losses but continues to closely monitor the situation.

TOTAL OTHER INCOME
   Total other income for the nine month period ended September 30, 2002 decreased $53 compared to September 30, 2001. The 2002 results included an increase in service charges on deposit accounts of $28 and a decrease in other operating income of $77. The 2001 results included $94 other income from termination of the Company's partially self funded hospitalization insurance plan.

TOTAL OTHER EXPENSE
   Total other expenses increased to $2,588 at September 30, 2002 from $2,377 at September 30, 2001. Employee salaries and benefits increased $46 for the nine month period under consideration as the Bank increased pay 5% for all non officer employees at January 1, 2002 and hospitalization insurance expense increases $27. Net other real estate owned expense showed a credit balance of $20 at September 30, 2002 resulting from the gain on sale of three properties compared to a credit of $221 at September 30, 2001 from the sale of multiple properties.

INCOME TAX
   The Company is fully taxable at the maximum rate (34%) in both 2002 and 2001 and expects to remain taxable throughout 2002.

EARNINGS PER SHARE
   The Company's 2002 earnings per share at September 30, 2002 were $4.46 compared to $4.64 per share the previous year.

DIVIDENDS
   The Company paid a cash dividend on June 24, 2002 of $1.25 per share compared to the $1.15 per share paid at the same time in 2001.

Item 3.  Controls and Procedures

The Company's President, acting as its Chief Executive Officer and the Company's Treasurer, acting as its Chief Financial Officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report(the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item l.  LEGAL PROCEEDINGS

During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS
      Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      REPORTS ON FORM 8-K
      Not Applicable



                                  SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZACHARY BANCSHARES, INC.
                                      (Registrant)

     Date:  November 12, 2002         By: /s/Harry S. Morris, Jr.
                                          Harry S. Morris, Jr.
                                          President

     Date:  November 12, 2002         By: /s/J. Larry Bellard
                                          J. Larry Bellard
                                          Treasurer



                                 CERTIFICATION

I, Harry S. Morris, Jr., do certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zachary Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002           /s/Harry S. Morris, Jr.
                                   Harry S. Morris, Jr.
                                   President

                                CERTIFICATION

I, J. Larry Bellard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zachary Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002           /s/J. Larry Bellard
                                   J. Larry Bellard
                                   Treasurer



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

The financial statements, as of December 31, 2001, were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements, as of September 30, 2002, have been reviewed by Hannis T. Bourgeois, LLP.


   Date:  November 14, 2002               /s/J. Larry Bellard
                                          J. Larry Bellard
                                          Treasurer

                        INDEPENDENT ACCOUNTANT'S REPORT


November 4, 2002

To the Shareholders and Board of Directors
Zachary Bancshares, Inc. and Subsidiary
Zachary, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of Zachary Bancshares, Inc. and Subsidiary as of September 30, 2002 and 2001, and the related Consolidated Statements of Income for the three and nine month periods then ended, and the related Consolidated Statement of Changes in Stockholders' Equity and Cash Flows for the nine month periods then ended.

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